Form 10-Q
period 2016-09-30
NEXEON MEDSYSTEMS INC
filed 2016-11-16
CIK 1416172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:  000-55655

NEXEON MEDSYSTEMS INC

(Exact name of Registrant as specified in its charter)

Nevada	81-0756622
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1708 Jaggie Fox Way, Lexington, Kentucky 40511

(Address of principal executive offices)

844-919-9990

(Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of November 16, 2016, the issuer had 21,030,453 shares of Common Stock, $0.001 par value, issued and outstanding.

1

NEXEON MEDSYSTEMS INC

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements and any assumptions upon which they are based are made in good faith and reflect our current judgment regarding the direction of our business, actual results may vary from any estimates, predictions, projections, assumptions, or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015
Assets

Current Assets
Cash and cash equivalents	$139,819	$—
Pre-paid expenses	5,000	—
Total Current Assets	$144,819

Property and equipment, net	10,107	—
Investments	322,360	—
Patents, net of accumulated amortization of $389,710	5,730,290	—
Total Assets	$6,207,576	$—

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	258,258	—
Accrued liabilities	18,419	—
Due to related party	85,851	415
Credit facility	15,052	—
Accrued interest payable – stockholder	3,781	—
Total Current Liabilities	381,361	415

Notes payable stockholders - long term	20,000	—
Total Liabilities	$401,361	415

Stockholders' Equity
Common Stock - 75,000,000 shares authorized, $.001 par value; 19,132,453 and 500,000 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	19,132	500
Additional paid-in capital	6,608,333	—
Accumulated deficit	(821,250)	(915)
Total Stockholders' Equity	5,806,215	(415)

Total Liabilities and Stockholders' Equity	$6,207,576	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Nine Months
	Ended	Ended
	September 30, 2016	September 30, 2016

Revenues	$—	$—

Depreciation and amortization	156,452	390,970
General and administrative expenses	231,711	361,477
Research and development expenses	46,869	63,459

Loss from operations	(435,032)	(815,906)

Other (Expense)
Interest expense - stockholders	(598)	(1,795)
Interest expense - other	(1,313)	(2,634)

Loss before provision for taxes	$(436,943)	$(820,335)
Provision for taxes	—	—

Net loss	$(436,943)	$(820,335)

BASIC AND DILUTED PER SHARE DATA:
Net Loss per common share, basic and diluted	$(0.02)	$(0.05)
Weighted average common shares outstanding, basic and diluted	18,825,985	18,212,552

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months
Ended
September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(820,335)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	390,970
Stock-based compensation	23,115
Change in operating liabilities:
Pre-paid expenses	(5,000)
Accounts payable	30,927
Accrued liabilities	931
Accrued interest	1,795
Net cash used in operating activities	(377,597)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(986)
Net cash used in investing activities	(986)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	432,966
Proceeds of loan from related party	85,436
Net cash provided by financing activities	518,402

Net increase in cash and cash equivalents	139,819
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$139,819

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest	$2,634
Cash paid during period for taxes	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Rescission of common stock issued for contribution of note receivable	(175,000)
Common stock issued for acquisition	4,357,903
Common stock issued for conversion of shareholder notes and accrued interest	1,287,564
Common stock issued for investments	322,360

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Note 1.	Nature of Organization

Operations

Nexeon MedSystems Inc (the “Company”) was incorporated in the State of Nevada on December 7, 2015. The Company’s primary purpose is to commercialize the drug-eluting balloon technology acquired in the acquisition of Nexeon MedSystems, Inc., a private Delaware corporation (“NXDE”) primarily engaged in the development and commercialization of a unique series of breakthrough therapies for people with cardiovascular disease, as further described in Note 4 – Acquisition, below, as well as acquire medical device manufacturing capability.

Note 2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as September 30, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements of the Company and NXDE, and related notes thereto, for the period ended December 31, 2015 included in the Form 10 Registration Statement of the Company filed with the Securities and Exchange Commission on October 5, 2016.

Note 3.	Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not commenced operations and has an accumulated a deficit of $821,250 as of September 30, 2016. The Company currently has limited liquidity, and has not completed its efforts to establish a source of revenues sufficient to cover operating costs over an extended period of time. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

Management expects to seek potential business opportunities for merger or acquisition of existing companies. Management is not currently limiting their search for merger or acquisition candidates to any industry or locations. Management, while not especially experienced in matters relating to public company management, will rely upon their own efforts and, to a much lesser extent, the efforts of the Company’s shareholders, in accomplishing the business purposes of the Company.

Note 4.	Acquisition

On February 16, 2016, NXDE entered into an Agreement and Plan of Merger (“Merger Agreement”) with the Company, pursuant to which NXDE was acquired by the Company, with the Company continuing as the surviving entity. The transaction is being accounted for as a business combination. The primary reason for the acquisition of NXDE was to acquire unique intellectual property owned by NXDE and technical knowledge retained by NXDE and to further develop these technologies for potential commercialization. The foregoing transaction is referred to herein as the “Merger.” The effective date of the Merger was February 16, 2016 and 100% of the equity voting interest was acquired.

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Note 4.	Acquisition (Continued)

In exchange for 100% of the issued and outstanding preferred stock of NXDE, immediately prior to the closing of the Merger, the Company issued 1,659,943 shares of common stock to the preferred stockholders of NXDE. As a result of the Merger, the stockholders of the NXDE acquired 9.67% of the Company's issued and outstanding common stock as of the effective date of the Merger.

In addition, the Merger Agreement provides for the conversion of debt of NXDE under the provisions of the Private Placement of the Company. See Note 8, Equity for details on the Private Placement.

The Merger Agreement further provides for the payment of a royalty to a limited liability company to be formed by the former preferred shareholders of NXDE (the “Royalty”). The Royalty payment is equal to 3% of net product sales made by the Company that directly result from the patent portfolio of NXDE and has a term coinciding with the term of the Company’s patent portfolio.

Pursuant to the Merger Agreement, the Company exchanged $645,000 in NXDE stockholder loans and $176,482 in accrued interest related to those loans for 821,482 Units in the Private Placement, each Unit consisting of one share of restricted common stock and one common stock purchase warrant. $202,825 in accrued interest related to those loans was cancelled. See Note 8, Equity for additional information regarding the Private Placement.

The Company considered the consideration in accordance with ASC 845 Nonmonetary transaction whereby assets acquired in exchange for another nonmonetary asset is the fair value of the assets surrendered or received, whichever is more clearly evident. Due to the lack of trading activity of the Company’s common stock surrendered in the acquisition, the Company has determined that the fair value of the assets acquired, less liabilities assumed of NXDE is a more clearly evident value of the consideration transferred in the acquisition.

The aggregate fair market value of the consideration issued, $4,357,903, was determined based on the fair market value of the assets received in the acquisition less the liabilities assumed through the acquisition. 1,659,943 shares of the Company's par value $.001 common stock were transferred for all the issued and outstanding preferred stock of NXDE.

The following table shows the allocation of the purchase price of the identified assets acquired and liabilities assumed.

Cash and cash equivalents	$—
Property and equipment, net	10,381
Patents, net	6,120,000
Total identifiable assets	6,130,381
Accounts payable	(242,614)
Accrued liabilities	(17,489)
Accrued interest payable – stockholders	(542,375)
Notes payable – stockholders	(970,000)
Total liabilities assumed	(1,772,478)

Total Purchase Price	$4,357,903

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Note 5.	Summary of Significant Accounting Policies

Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915 “Development Stage Entities.” The Company is devoting substantially all of its efforts to the development of its business plans. The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; and does not present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has no material uncertain tax positions for any of the reporting periods presented.

All tax positions are first analyzed to determine if the weight of available evidence indicates that it is more likely than not that the position will be sustained under audit, including resolution of any related appeals or litigation processes. After the initial analysis, the tax benefit is measured as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

If the Company is required to pay interest on the underpayment of income taxes, the Company recognizes interest expense in the first period the interest becomes due according to the provisions of the relevant tax law.

If the Company is subject to payment of penalties, the Company recognizes an expense for the amount of the statutory penalty in the period when the position is taken on the income tax return. If the penalty was not recognized in the period when the position was initially taken, the expense is recognized in the period when the Company changes its judgment about meeting minimum statutory thresholds related to the initial position taken.

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Note 5.	Summary of Significant Accounting Policies (Continued)

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company currently has no assets or liabilities valued at fair value on a recurring basis.

Principals of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary. All material inter-company accounts, transactions, and profits have been eliminated in consolidation

Investments in Non-Consolidated Subsidiaries

Investments in non-consolidated entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company's ability to exercise significant influence over the operating and financial policies of the investee. When the equity method is used, investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company's share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. The Company accounts for its investments in Nuviant Medical Inc., MicroTransponder, Inc., and Emeritus Clinical Solutions, Inc., formerly known as Telemend Medical, Inc. under the cost method due to the lack of significant influence (see Note 8, Equity).

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Note 5.	Summary of Significant Accounting Policies (Continued)

Long-lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The Company did not recognize any impairment losses during the three and nine months ended September 30, 2016.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC 815-40 "Contracts in Entity's Own Equity." We classify as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess classification of our common stock purchase warrants at each reporting date to determine whether a change in classification between assets and liabilities is required.

Property and Equipment

Property and equipment are stated at cost. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized based upon the lesser of the term of the lease or the useful life of the asset and such expense is included in depreciation expense. Repair and maintenance costs are expensed as incurred. The Company capitalizes all furniture and equipment with cost greater than $500 and benefiting more than one accounting period in the period purchased.

Research and Development

The Company expenses all research and development costs as incurred. Research and development expenses include, but are not limited to, product development, clinical and regulatory expenses, payroll and other personnel expenses, materials, supplies, and consulting costs.

Stock-Based Compensation

The Company recognized stock-based administrative compensation aggregating $169,867 for common stock options and common stock issued to administrative personnel and consultants during the nine months ended September 30, 2016.

Recently Issued Accounting Pronouncements

The Company has considered recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the current reporting period, and management believes that such pronouncements did not, or are not to have a material impact on the Company’s present or future consolidated financial statements.

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Note 6.	Income Taxes

The Company has approximately $821,250 of net operating losses (“NOL”) carryovers to offset taxable income, if any, in future years which expire in fiscal 2035. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 7.	Notes Payable - Related Parties

As of September 30, 2016, the Company's Chief Operating Officer loaned $415 to the Company. The loan is non-interest bearing with no set terms of repayment.

As of September 30, 2016, $85,436 is due and payable to Rosellini Scientific, LLC, the Company’s largest shareholder. The loan is non-interest bearing with no set terms of repayment.

As of September 30, 2016, the Company has notes payable with two stockholders in the amount of $10,000 each, which bear interest at the rate of 12% per annum and mature March 31, 2018.

Note 8.	Equity

Common and Preferred Stock

The Company’s Articles of Incorporation authorize 75,000,000 shares of Common Stock, $0.001 par value, and 25,000,000 shares of Preferred Stock, $0.001 par value. The Articles of Incorporation were amended on February 22, 2016 to cancel the authorization of Preferred Stock.

Common Stock Issuances

On December 15, 2015, the Company issued 500,000 shares of its common stock to its Chief Operating Officer for the sum of $500 at the par value of $0.001. 212,000 shares of the 500,000 shares became vested upon issue and the remaining 288,000 shares shall vest over a 36 month period at the rate of 8,000 shares per month. Vesting began on January 1, 2016.

During the nine months ended September 30, 2016, the Company:

(i)	Issued to its Interim Chief Financial Officer 252,000 shares of restricted Common Stock of the Company for certain accounting and budget-related services rendered as well as serving as Interim CFO until such time as a permanent CFO is hired. The shares vest at the rate of 7,000 shares per month over a term of 36 months from the grant date. The shares were valued at $252.

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Note 8.	Equity (Continued)

Common Stock Issuances (Continued)

(ii)	Issued to Rosellini Scientific, LLC 13,200,000 shares of Common Stock in exchange for 1,675,000 shares of common stock in Nuviant Medical Inc., a Nevada corporation, 175 shares of common stock in Emeritus Clinical Solutions, Inc., a Delaware corporation, 167 shares of common stock in MicroTransponder, Inc., a Delaware corporation, the assignment of one Federal NIH Grant in the amount of $218,377 and one State of Kentucky Matching Funds Grant in the amount of $150,000. Mr. Rosellini, the CEO of the Company, is the sole Member and Manager of Rosellini Scientific, LLC. The shares had a fair value of $272,686 on the date of issuance and were valued based on the value of the contributed assets as the Company’s shares had no ascertainable value as of the date of issuance of the shares. This was in accordance with ASC 845, Nonmonetary Transactions, whereby nonmonetary assets acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered or received, whichever is more clearly evident. In this case the value of the contributed assets were more ascertainable than the value of the shares issued.

(iii)	Issued 1,800,000 shares of restricted common stock to its Vice President of Clinical Affairs in return for 214 shares of common stock of Emeritus Clinical Solutions, Inc., a Delaware corporation, and 60,000 shares of common stock of Nuviant Medical, Inc., a Nevada corporation. The shares had a fair value of $49,673 on the date of issuance and were valued based on the value of the contributed assets as the Company’s shares had no ascertainable value as of the date of issuance of the shares. This was in accordance with ASC 845, Nonmonetary Transactions, whereby nonmonetary assets acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered or received, whichever is more clearly evident. In this case the value of the contributed assets were more ascertainable than the value of the shares issued.

(iv)	Issued 1,659,943 shares of common stock to the stockholders of NXDE, pursuant to the terms of the Merger Agreement see Note 4, Acquisition, in exchange for 10,222,137 shares of Series A Preferred Stock and 832,034 shares of Series B Preferred Stock, or 100% of the issued and outstanding preferred stock of NXDE. The shares had a fair value of $4,357,903 on the date of issuance.

(v)	Pursuant to the Merger Agreement and subsequent to the Merger, the Company exchanged $950,000 in NXDE stockholder loans and $337,564 in accrued interest related to those loans for 1,287,564 Units in the Private Placement at $1.00 per Unit, each Unit consisting of one share of restricted common stock and one warrant to purchase one additional share of restricted common stock. The warrants have an exercise price of $2.00 per share and expire 36 months from the expiration date of the Private Placement. For information regarding the Private Placement, see Note 8, Equity – Warrants, below. The shares of Common Stock issued as part of the Units had a fair value of $1,287,564 on the date of issuance.

(vi)	Issued to an existing stockholder and director of the Company 175,000 shares of restricted common stock of the Company, as part of the Private Placement, in exchange for a note receivable in the amount of $175,000 issued by Emeritus Clinical Solutions, Inc. This transaction was rescinded as of June 30, 2016 and the shares were returned.

(vii)	As of September 30, 2016, $286,446 in Units have been issued in the Private Placement, resulting in 286,446 shares of restricted Common Stock being issued.

(viii)	As of September 30, 2016 146,500 shares of restricted Common Stock of the Company have been issued for certain legal services rendered to third-party consultants The shares were valued at $146,500.

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Note 8.	Equity (Continued)

Option Grants

The Company may, from time to time, issue certain equity awards pursuant to our 2016 Omnibus Incentive Plan (the “2016 Plan”). The 2016 Plan was adopted by our Board of Directors on January 2, 2016 and was subsequently approved by our shareholders on January 2, 2016. The Company reserved 2,500,000 shares of common stock for issuance pursuant option grants under the 2016 Plan. During the nine months ended September 30, 2016, the Company issued stock options to purchase a total of 1,008,000 shares of the Company’s common stock under the 2016 Plan, all with an exercise price of $1.00 per share, as follows:

(i)	Granted to the Company’s Chief Innovation Officer 252,000 three-year nonqualified options to purchase 252,000 shares of common stock, with an exercise price of $1.00 per share. The options vest in monthly increments of 7,000 shares, with the three-year term for each option beginning upon each date of vesting. The fair value of the options was determined to be $47,056 using the Black-Scholes Option Pricing Model.

(ii)	Granted to the Company’s Vice President Clinical Affairs 252,000 three-year nonqualified options to purchase 252,000 shares of common stock, with an exercise price of $1.00 per share. The options vest in monthly increments of 7,000 shares, with the three-year term for each option beginning upon each date of vesting. The fair value of the options was determined to be $47,056 using the Black-Scholes Option Pricing Model.

(iii)	Granted to a consultant of the Company, for services rendered to the Company since inception as well as ongoing services to be provided from time to time, 252,000 three-year nonqualified options to purchase 252,000 shares of common stock, with an exercise price of $1.00 per share. The options vest in monthly increments of 7,000 shares, with the three-year term for each option beginning upon each date of vesting. The fair value of the options was determined to be $47,056 using the Black-Scholes Option Pricing Model.

(iv)	Granted to the Vice President of Emerging Therapies 252,000 three-year nonqualified options to purchase 252,000 shares of common stock, with an exercise price of $1.00 per share. The options vest in monthly increments of 7,000 shares, with the three-year term for each option beginning upon each date of vesting. The fair value of the options was determined to be $42,113 using the Black-Scholes Option Pricing Model.

The options were valued at $183,281 using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	0.94%
Expected life	3 years
Expected dividends	0.00%
Expected volatility	38.14%
Fair value of Company's common stock	$1.00

Aggregate options expense recognized for the nine months ended September 30, 2016 was $23,115.

As of September 30, 2016, there were 1,492,000 shares available for grant under the 2016 Plan, excluding the 1,008,000 options outstanding.

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Note 8.	Equity (Continued)

Warrants

On February 1, 2016, the Company initiated a private placement for the sale of up to 5,500,000 units (the “Units”) at $1.00 per Unit (the “Private Placement”). Each Unit consists of one share of restricted common stock and one warrant to purchase one additional share of restricted common stock. The expiration date of the Private Placement is December 31, 2016. The warrants have an exercise price of $2.00 per share and expire 36 months from the expiration date of the Private Placement. The warrants have limited transferability to an affiliate of the holder only, cannot be sold as a warrant and do not contain cashless exercise provisions. The warrants do not include any terms or contracts to issue additional shares and have no liquidation preferences or participation rights.

During the nine months ended September 30, 2016, the Company issued a total of 1,574,010 warrants to purchase shares of the Company’s common stock pursuant to the Private Placement, as follows:

(i)	Pursuant to the Merger Agreement, the Company exchanged $645,000 in NXDE stockholder loans and $176,482 in accrued interest related to those loans for 821,482 Units in the Private Placement at $1.00 per Unit, each Unit consisting of one share of restricted common stock and one warrant to purchase one additional share of restricted common stock, resulting in 821,482 warrants being issued.

(ii)	Subsequent to the Merger the Company exchanged $305,000 in NXDE stockholder loans and $161,082 in accrued interest related to those loans for 466,082 Units in the Private Placement at $1.00 per Unit, each Unit consisting of one share of restricted common stock and one warrant to purchase one additional share of restricted common stock, resulting in 466,082 warrants being issued.

(iii)	As of September 30, 2016, $286,446 in Units have been issued in the Private Placement associated with cash subscriptions, resulting in 286,446 warrants being issued.

During the nine months ended September 30, 2016, amortization expense of $0 was recognized.

As of the September 30, 2016, no warrants have been exercised.

As of September 30, 2016, a total of 1,574,010 shares of Common Stock of the Company have been reserved for issuance upon exercise of the warrants.

Stock option activity, both within and outside the Plan, and warrant activity for the nine months ended September 30, 2016, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at January 2, 2016	—	$—	—	$—
Granted	1,008,000	1.00	1,574,010	2.00
Canceled	—	—	—	—
Expired	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2016	1,008,000	$1.00	1,574,010	$2.00
Exercisable at September 30, 2016	140,000	$1.00	1,574,010	$2.00

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Note 8.	Equity (Continued)

Warrants (Continued)

The range of exercise prices and remaining weighted average life of the options outstanding at September 30, 2016 were $1.00 to $1.00 and 2.97 years, respectively. The aggregate intrinsic value of the outstanding options at September 30, 2016 was $183,281.

The range of exercise prices and remaining weighted average life of the warrants outstanding at September 30, 2016 were $2.00 to $2.00 and 2.45 years, respectively. The aggregate intrinsic value of the outstanding warrants at September 30, 2016 was $1,574,010.

Note 9.	Related Party Transactions

During the nine months ended September 30, 2016, the Company had the following transactions with related parties:

On January 1, 2016, the Company granted to Christopher Miller, the Company’s Interim Chief Financial Officer, 252,000 shares of restricted Common Stock of the Company for certain accounting and budget-related services rendered as well as serving as Interim CFO until such time as a permanent CFO is hired. The shares vest at the rate of 7,000 shares per month over a term of 36 months from the grant date.

On January 2, 2016, the Company entered into a Contribution Agreement with Rosellini Scientific, LLC – a company controlled by our CEO, William Rosellini – and its wholly-owned subsidiary Belltower Associates, LLC (collectively, Rosellini Scientific, LLC and Belltower Associates, LLC are hereinafter referred to as “RS”). Under this agreement, the Company issued 13,200,000 shares of its common stock in return for, among other consideration:

i.	RS’s agreement to an assignment (subject to regulatory transfer approval) to the Company of Phase II, should it be granted of the Federal NIH/SBIR awarded Grant #1R44HL129870-01;

ii.	1,675,000 shares of common stock of Nuviant Medical, Inc., a Nevada corporation;

iii.	167 shares of common stock of MicroTransponder, Inc., a Delaware corporation; and

iv.	175 shares of common stock of Emeritus Clinical Solutions, Inc., a Delaware corporation.

These transactions were valued based on the value of the contributed assets as the Company’s shares had no ascertainable value as of the date of issuance of the shares. This was in accordance with ASC 845 Non-monetary transactions whereby non-monetary assets acquired in exchange for another non-monetary asset is the fair value of the asset surrendered or received, whichever is more clearly evident. In this case the value of the contributed assets were more ascertainable than the value of the shares issued.

Prior to the contribution William Rosellini was not a related party of the Company, but became a related party on January 2, 2016 through the issuance of the 13,200,000 shares and a controlling interest in the Company.

Mr. Rosellini, the CEO of the Company, is the sole Member and Manager of Rosellini Scientific, LLC.

On January 2, 2016, the Company issued 1,800,000 shares of its common stock to its Vice President of Clinical Affairs, Dr. Elizabeth Rosellini DDS (the sister of our CEO), in return for 214 shares of common stock of Emeritus Clinical Solutions, Inc., a Delaware corporation, and 60,000 shares of common stock of Nuviant Medical, Inc., a Nevada corporation.

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Note 9.	Related Party Transactions (Continued)

On April 1, 2016, pursuant to the 2016 Omnibus Incentive Plan, the Company issued non-qualified options to purchase 252,000 shares of common stock, with an exercise price of $1.00 per share, with a term of three years to each of the following: Dr. Mark C. Bates MD, Chief Innovation Officer; Dr. Elizabeth Rosellini DDS, Vice President of Clinical Affairs; and Sheneka Rains, a consultant, for services rendered to the Company since inception as well as ongoing services to be provided from time to time. The options vest in monthly increments of 7,000, with a three-year term for each option beginning upon each date of vesting.

As part of the Merger Agreement with NXDE, Dr. Mark Bates, M.D, the Company’s Chief Innovation Officer, and Director, received a total of 386,212 shares of the Company’s Common Stock upon conversion of the NXDE preferred shares, and converted $370,000 of debt owed to him by NXDE into 370,000 shares of our common stock and warrants to purchase 370,000 additional shares of common stock at a strike price of $2.00 per share and with a term of 36 months. In addition, Dr. Bates contributed $202,825 of accrued interest on his debt, which has been reflected as additional paid in capital to the Company during the first quarter of 2016.  Dr. Bates, beginning May 1, 2016, will receive a monthly consulting fee of $3,500.

As part of the Merger Agreement with NXDE, Mr. Ralph Ballard, who was a co-founder and Director of NXDE, received a total of 123,759 shares of the Company’s Common Stock upon conversion of the NXDE preferred shares, which were divided as follows: 1,398 shares to Mr. Ballard personally, 7,691 shares to a Custodial IRA FBO Ralph Ballard, and 114,670 shares to Ballard Investments. In addition, as part of the Merger Agreement with NXDE, Mr. Ballard converted $451,482 of debt owed to him by NXDE and received 451,482 shares of our common stock and warrants to purchase 451,482 shares at a strike price of $2.00 per share with a term of 36 months, which shares and warrants were issued to Ballard Investments. Mr. Ballard has the power to vote and dispose of the shares held by his IRA and Ballard Investments. In addition, three trusts representing three of Mr. Ballard’s children converted a total of $431,821 of debt and received 431,821 shares of our common stock and warrants to purchase 431,821 shares of common stock at a strike price of $2.00 per share with a term of 36 months, divided between and issued to the three trusts. The three trusts are irrevocable trusts managed by an arms-length third party professional fiduciary. Mr. Ballard disclaims any beneficial ownership in the common stock and warrants issued to the three trusts.

On June 1, 2016, pursuant to the 2016 Omnibus Incentive Plan, the Company issued to Dr. Melanie McWade PhD, Vice President of Emerging Therapies, non-qualified stock options to purchase 252,000 shares of common stock, with an exercise price of $1.00 per share, with a term of three years. The options vest in monthly increments of 7,000 with a three-year term for each option beginning upon each date of vesting.

As of September 30, 2016, the Company's Chief Operating Officer loaned $415 to the Company. The loan is non-interest bearing with no set terms of repayment.

As of September 30, 2016, $85,436 is due and payable to Rosellini Scientific, LLC, the largest shareholder in the Company. The loan is non-interest bearing with no set terms of repayment.

As of September 30, 2016, the Company has notes payable with two stockholders in the amount of $10,000 each, which bear interest at the rate of 12% per annum and mature March 31, 2018.

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

10.	Subsequent Events

The Company has evaluated subsequent events occurring through the date that the financial statements were issued, for events requiring recording or disclosure.

An additional $1,873,000 in Units have been issued in the Private Placement, resulting in an additional 1,873,000 shares of restricted Common Stock being subscribed for in cash. At total of $2,159,446 in Units have been issued in the Private Placement as of the time of this filing. Each Unit consisting of one share of restricted common stock and one warrant to purchase one additional share of restricted common stock, resulting in 2,159,446 shares of common stock and 2,159,446 warrants being issued.

Subsequent to September 30, 2016, 25,000 shares of restricted Common Stock of the Company have been issued for research and development services rendered to third-party consultants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and related notes which are included in Item 1 of this Quarterly Report on Form 10-Q, and with the audited financial statements of the Company and NXDE, and related notes thereto, for the period ended December 31, 2015 included in our Form 10 Registration Statement filed with the Securities and Exchange Commission on October 5, 2016.

Overview

Nexeon Medsystems, Inc. was incorporated on December 7, 2015. We are a development stage enterprise focusing on the development and commercialization of physician-driven medical device innovations for the treatment of cardiovascular disease. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have not made any significant sale of assets.

Our operations to date have been limited to organizing and staffing our Company, in addition to limited research and development activities, our merger with NXDE, which includes its patent portfolio, and organization of a private placement offering.

As of September 30, 2016, we had an accumulated deficit of $821,250. Our net loss was $436,943 and $820,335 for the three and nine months ending September 30, 2016, respectively, compared with a net loss of $915 for the period between December 7, 2015 (inception) and December 31, 2015.

We expect the Company will continue to incur significant expenses and increasing operating losses in connection with our ongoing activities, particularly as we continue to invest in research and development and initiate the requisite clinical trials to receive regulatory approval for our medical devices in both the United States and European Union. Additionally, if and when we initiate a launch of one or more of our products, we expect to incur substantial commercialization expenses related to the manufacture and distribution, as well as sales and marketing, of these products. Furthermore, upon the effectiveness of this registration statement, the Company will be subject to additional costs associated with operating as a public company. Accordingly, we may need to obtain additional funding to continue operations. Such financing may not be available to us on acceptable terms, or at all. In the event we require additional capital and are unable to secure such funding, we could be forced to delay, reduce, or eliminate our research and development activities, as well as any future commercialization of our products.

Results of Operations

Our results of operations reflect the three and nine months ended September 30, 2016.

Revenue

To date, the Company has not generated any revenues and has financed our operations with net proceeds from the private placement of our common stock during the three and nine months ended September 30, 2016. The Company’s ability to generate revenues will depend heavily on the successful completion of the requisite clinical trials and studies necessary to achieve approval to begin marketing our contemplated medical devices from the relevant regulatory authorities in the United States and European Union.

Research & Development Activities

Research and Development (“R&D”) expenses consist of the costs associated with our research and discovery efforts related to the design and development of our proposed medical devices. Primarily, R&D expenses are expected to include, but may not be limited to:

•	Facilities, laboratory supplies, equipment and related expenses;
•	Employee-related expenses, which among other things includes salaries, benefits, travel, and stock-based compensation;
•	External R&D activities incurred under arrangements with third-parties such as contract research organizations, manufacturing organizations, consultants, and possibly a scientific advisory board; and
•	License fees and other costs associated with securing and protecting IP.

For the three and nine months ended September 30, 2016, the Company’s research and development expenses were $46,869 and $63,459 respectively, primarily reflecting consultants and materials and supplies.

It is expected that the Company’s R&D activities and related expenses will increase significantly in the future as we increase the scope and rate of such efforts and begin more expensive development activities, including clinical trials and similar studies as required by the relevant regulatory authorities in our targeted jurisdictions (i.e. the United States and European Union).

The successful completion of the requisite clinical trials and studies to bring our contemplated medical devices to the U.S. and E.U. markets is highly uncertain. We cannot reasonably estimate or know the nature, timing, and estimated costs of the related efforts, nor can we make any assurances as to the period, if any, in which material net cash inflows from sales of our medical devices may commence. This uncertainty is due to the numerous risks and variables associated with developing and marketing medical devices, including, but not limited to:

•	The scope and degree of progress associated with our research and discovery efforts, as well as related development activities;
•	The extent of expenses incurred in conjunction with the foregoing activities;
•	The safety and efficacy of our medical device as compared to traditional treatment modalities;
•	Our ability to articulate successfully the benefits of our medical device to medical professionals who will be responsible for introducing patients to our product;
•	The results of anticipated clinical studies and trials as required by the relevant regulatory approval processes;
•	The terms and timing of potential regulatory approvals, if any; and
•	The expense of securing licenses to relevant IP and/or the expense of filing, prosecuting, defending, and enforcing patent claims and other IP rights that we either own outright or have licensed.

Unfavorable developments with respect to any of the foregoing could mean significant changes in the cost and timing associated with our ability to bring our medical device to market and begin generating revenues.

General & Administrative Expenses

General and administrative expenses generally consist of salaries and similar costs associated with employees, including stock-based compensation expense. This category of expenses may also include facility costs and professional fees related to (i) legal and patent services; (ii) capital formation; (iii) investor and public relations services; and (iv) consulting and accounting services.

For the three and nine months ended September 30, 2016, the Company’s general and administrative expenses were $231,711 and $361,477, respectively.

It is expected that our general and administrative expenses will increase in the future as we expand our R&D activities in pursuit of regulatory approval for our contemplated medical device. Such a rise in expenses could result from:

•	Increased number of employees;
•	Expanded infrastructure;
•	Higher legal and compliance costs;
•	Increased complexity of our financial statements that could precipitate a rise in our bookkeeping and accounting costs;
•	Higher insurance premiums; or
•	Increased need for investor and public relation services.

Liquidity and Capital Resources

Sources of Liquidity

To date, the Company has not generated any revenues. We have financed our operations to date through a private placement (the “Private Placement”) of our common stock and from loans from the Company's largest shareholder, Rosellini Scientific LLC. As of September 30, 2016, we have received $286,446 in net cash proceeds from the issuance of Units, consisting of one share of restricted common stock and one warrant to purchase one additional share of restricted common stock, from the Private Placement (see Part II, Item 2, “Recent Sales of Unregistered Securities,” below, for more information). The Company has extended its Private Placement to December 31, 2016 and increased the offering for up to $5,500,000 million, including the $286,446 already raised as noted above, providing for an additional $3,000,000 million in new capital that could be formed as part of the current offering. The Company reserves the right to conclude its Private Placement prior to December 31, 2016. During the next 12 months, the Company may elect to form additional debt or equity capital following the completion of the current Private Placement either by private placement or a registered offering. There can be no assurance that the Company will be successful in completing any new debt and/or equity financing or receive assignments of grants. In the event that the Company is unable to secure needed financing or is unable to secure such financing on terms we find favorable, we may be forced to delay, limit, or terminate product development and/or future product commercialization.

Material changes in the financial condition from December 31, 2015 include:

The contribution on January 2, 2016 of various securities with a fair market value of $322,360 for 15,000,000 shares of the Company’s Common Stock.

On February 16, 2016, the Company entered into a Merger Agreement with Nexeon MedSystems, Inc, a private Delaware corporation (“NXDE”), issuing 1,695,943 shares of the Company’s par value $.001 common stock in exchange for all the outstanding preferred shares on NXDE and assuming $1,772,478 of the NXDE’s liabilities. As part of the Merger Agreement $821,482 of assumed stockholder loans and accrued interest was converted for 821,482 shares of the Company’s par value $0.001 common stock and $202,825 of assumed accrued interest was cancelled. In subsequent transactions, the Company converted $466,082 of assumed stockholder loans and accrued interest for 466,082 shares of the Company’s par value $0.001 common stock.

The Company initiated a private placement of its Common Stock effective February 1, 2016 and extended through December 31, 2016. The private placement is for the sale of 5,500,000 Units at $1.00 per unit, each Unit consisting of one share of restricted common stock and one warrant to purchase one additional share of restricted common stock. The warrants have an exercise price of $2.00 per share and expire 36 months from the expiration date of the Private Placement. As of the date of this filing, $2,159,446 Units had been subscribed for in cash.

Future Financing; Continued Operations

Until such time, if ever, as the Company can generate substantial revenues, we expect to finance our cash needs through a combination of future debt and equity financing, as well as expected non-dilutive research grant awards. Besides certain grant awards, as described above, the Company does not have any committed external source of funds. To the extent that the Company secures additional capital through the sale of convertible debt or equity securities, the ownership interest of our stockholders may be diluted, and the terms of any such securities we issue may include liquidation or other preferences that adversely affect the rights of common stockholders. In cases where the Company secures certain debt financing, if any such is available, we may become subject to certain covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, or declaring dividends. In the event the Company is unable to secure needed financing, or is unable to secure such financing on terms we find favorable, we may be forced to delay, limit, or terminate product development and/or future commercialization of the same.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support, or other benefits.

Critical Accounting Policies

Our management’s discussion and analysis of the Company’s financial condition and results of operations is based on our consolidated financial statements, which were prepared in conformity with generally accepted accounting principles. The preparation of our consolidated financial statements requires us to establish accounting policies and make estimates and assumptions that affect our reported amounts of assets and liabilities at the date of the consolidated financial statements. These consolidated financial statements include some estimates and assumptions that are based on informed judgments and estimates of management. We evaluate our policies and estimates on an on-going basis and discuss the development, selection and disclosure of critical accounting policies with the Board of Directors. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Our consolidated financial statements may differ based upon different estimates and assumptions.

The Company’s significant accounting policies are described in more detail in the notes to our consolidated financial statements, above. See Note 5, Summary of Significant Accounting Policies which we believe set forth the most critical accounting policies to aid you in fully understanding and evaluating our financial condition and results of operations.

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks is limited to changes in interest rates. We do not use derivative financial instruments as part of an overall strategy to manage market risk. We have no debt outstanding nor do we have any investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2016, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this report, the Company is not currently involved in any legal proceedings.

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is an enumeration of all securities issued by the Company since December 7, 2015, (inception) that have not been registered under the Securities Act.

On February 16, 2016, the Company merged with Nexeon MedSystems, Inc. (“NXDE”) – a Delaware corporation. The Company, a Nevada corporation, was the surviving entity. The Company converted 100% of NXDE’s issued and outstanding common and preferred stock into 1,659,943 shares of the Company’s common stock.

This merger was unanimously approved at a meeting of NXDE’s common and preferred shareholders, all of whom are “Accredited Investors” as defined by Rule 501 of SEC Regulation D. Based on these facts, we believe the issuance of Company common stock to the NXDE common and preferred shareholders qualifies as a Section 4(2) exemption from registration.

As part of the Merger Agreement with NXDE, Dr. Mark Bates, M.D, the Company’s Chief Innovation Officer, and Director, received a total of 386,212 shares of the Company’s Common Stock upon conversion of the NXDE preferred shares, and converted $370,000 of debt owed to him by NXDE into 370,000 shares of our common stock and warrants to purchase 370,000 additional shares of common stock at a strike price of $2.00 per share and with a term of 36 months. In addition, Dr. Bates contributed $202,825 of accrued interest on his debt, which will be reflected as additional paid in capital to the Company during the first quarter of 2016.  Dr. Bates, beginning May 1, 2016, will receive a monthly consulting fee of $3,500.00.

As part of the Merger Agreement with NXDE, Mr. Ralph Ballard, who was a co-founder and Director of NXDE, received a total of 123,759 shares of the Company’s Common Stock upon conversion of the NXDE preferred shares, which were divided as follows: 1,398 shares to Mr. Ballard personally, 7,691 shares to a Custodial IRA FBO Ralph Ballard, and 114,670 shares to Ballard Investments. In addition, as part of the Merger Agreement with NXDE, Mr. Ballard converted $451,482 of debt owed to him by NXDE and received 451,482 shares of our common stock and warrants to purchase 451,482 shares at a strike price of $2.00 per share with a term of 36 months, which shares and warrants were issued to Ballard Investments. Mr. Ballard has the power to vote and dispose of the shares held by his IRA and Ballard Investments. In addition, three trusts representing three of Mr. Ballard’s children converted a total of $431,821 of debt and received 431,821 shares of our common stock and warrants to purchase 431,821 shares of common stock at a strike price of $2.00 per share with a term of 36 months, divided between and issued to the three trusts. The three trusts are irrevocable trusts managed by an arms-length third party professional fiduciary. Mr. Ballard disclaims any beneficial ownership in the common stock and warrants issued to the three trusts.

Subsequent to the Merger, three additional NXDE Shareholders converted a total of $34,261 in debt for 34,261 shares of our common stock and warrants to purchase 34,261 shares of our common stock at a strike price of $2.00 per share with a term of 36 months.

Subsequent to the Merger, Rosellini Scientific LLC exchanged a $175,000 promissory note with a term of five years bearing an annual interest rate of 8%, payable to Rosellini Scientific by Emeritus Clinical Solutions, Inc., a Delaware corporation, to the Company, in return for 175,000 shares of the Company’s common stock and warrants to purchase 175,000 shares of common stock with a strike price of $2.00 per share with a term of 36 months. This transaction was rescinded as of June 30, 2016 and the shares were returned.

On December 15, 2015, the Company issued 500,000 shares of its common stock to its Chief Operating Officer for the sum of $500 at the par value of $0.001. 212,000 shares of the 500,000 shares became vested upon issue and the remaining 288,000 shares shall vest over a 36 month period at the rate of 8,000 shares per month. Vesting began on January 1, 2016.

On January 1, 2016, the Company issued 252,000 shares of common stock to Christopher Miller, with a par value of $0.001, for certain accounting and budget-related services rendered as well as serving as Interim CFO until such time as a permanent CFO is hired. The shares vest over a 36 month period at the rate of 7,000 shares per month.

On January 2, 2016, the Company issued 1,800,000 shares of its common stock to its Vice President of Clinical Affairs, Dr. Elizabeth Rosellini DDS (the sister of our CEO), in return for 214 shares of common stock of Emeritus Clinical Solutions, Inc., a Delaware corporation, and 60,000 shares of common stock of Nuviant Medical, Inc., a Nevada corporation.

On January 2, 2016, the Company entered into a Contribution Agreement with Rosellini Scientific, LLC – a company controlled by our CEO, William Rosellini – and its wholly-owned subsidiary Belltower Associates, LLC (collectively, Rosellini Scientific, LLC and Belltower Associates, LLC are hereinafter referred to as “RS”). Under this agreement, the Company issued 13,200,000 shares of its common stock in return for, among other consideration:

i.	RS’s agreement to an assignment (subject to regulatory transfer approval) to the Company of Phase II, should it be granted of the Federal NIH/SBIR awarded Grant #1R44HL129870-01;

ii.	1,675,000 shares of common stock of Nuviant Medical, Inc..;

iii.	167 shares of common stock of MicroTransponder, Inc., a Delaware corporation; and

iv.	175 shares of common stock of Emeritus Clinical Solutions, Inc., a Delaware corporation.

These transactions were valued based on the value of the contributed assets as the Company’s shares had no ascertainable value as of the date of issuance of the shares. This was in accordance with ASC 845 Non-monetary transactions whereby non-monetary assets acquired in exchange for another non-monetary asset is the fair value of the asset surrendered or received, whichever is more clearly evident. In this case the value of the contributed assets were more ascertainable than the value of the shares issued.

Prior to the contribution William Rosellini was not a related party of the Company, but became a related party on January 2, 2016 through the issuance of the 13,200,000 shares and a controlling interest in the Company.

Mr. Rosellini, the CEO of the Company, is the sole Member and Manager of Rosellini Scientific, LLC.

Pursuant to the Company’s Private Placement, between March and October 2016, the Company issued 2,159,446 shares of its common stock and warrants to purchase 2,159,446 shares of its common stock with a strike price of $2.00 per share and a term of 36 months, realizing aggregate cash proceeds of $2,159,446.

On April 1, 2016, pursuant to the 2016 Omnibus Incentive Plan, the Company issued non-qualified options to purchase 252,000 shares of common stock, with an exercise price of $1.00 with a term of three years to each of the following: Dr. Mark Bates MD; Dr. Elizabeth Rosellini DDS; and Sheneka Rains (a consultant) for services rendered to the Company since inception as well as ongoing services to be provided from time to time. The options vest in monthly increments of 7,000, with a three-year term for each option beginning upon each date of vesting.

Sheneka Rains is a full time employee of Rosellini Scientific LLC. From time to time Ms Rains provides certain management and engineering services in the role of a consultant to the Company. Currently Ms. Rains primary function is to plan, lead, and manage medical device programs, utilizing multi-disciplined product development teams. Projects span portions of the entire development life-cycle, from concept/feasibility, to detailed design, and on to manufacturing transition and launch, as well as post launch support. Her responsibility is to lead the overall program planning, staffing, project execution, cost control, risk management, primary client relationship duties and working under the oversight of the group’s Advisory Board for that particular project.

On June 1, 2016, pursuant to the 2016 Omnibus Incentive Plan, the Company issued Dr. Melanie McWade PhD Incentive Stock Options to purchase 252,000 shares of its common stock with an exercise price of $1.00. The options vest in monthly increments of 7,000 with a three-year term for each option beginning upon each date of vesting.

As of October 31, 2016, 174,500 shares of restricted Common Stock of the Company have been issued for certain legal and research and development consulting services rendered by third-party consultants.

Unless otherwise stated, the issuance of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated there under, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or contracts relating to compensation as provided under Rule 701.

The recipients of the securities in the foregoing transactions represented their intentions to acquire the securities for investment only and not with a view to the resale or distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had access, through their relationships with the Company, to information about Nexeon MedSystems Inc.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.01 (1)	Articles of Incorporation as filed with the Nevada Secretary of State
3.02 (1)	Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State
3.03 (1)	Articles of Merger filed with the Nevada Secretary of State
3.04 (1)	Certificate of Merger filed with the Delaware Secretary of State
3.05 (1)	By-laws
4.01 (2)	2016 Omnibus Incentive Plan
4.02 (1)	2016 Omnibus Incentive Plan - Form of Stock Option Award Agreement
10.01 (3)	Agreement and Plan of Merger dated February 8, 2016 between Nexeon MedSystems, Inc., a Delaware corporation, and Nexeon MedSystems Inc, a Nevada corporation
10.02 (1)	Contribution Agreement between the Company and Rosellini Scientific, LLC dated January 2, 2016
10.03 (1)	Contribution Agreement between the Company and Elizabeth Rosellini dated January 2, 2016
10.04 (1)	Executive Services Agreement between the Company and Ronald Conquest dated January 1, 2016
10.05 (1)	Director Services Agreement between the Company and Dr. Mark Bates MD dated May 1, 2016
10.06 (1)	Form of Director Indemnification Agreement
14.01 (1)	Code of Business Conduct and Ethics
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

__________________

*	Filed herewith
(1)	Previously filed with Form 10 filed on July 6, 2016
(2)	Previously filed with Amendment No. 1 to the Form 10 on August 16, 2016.
(3)	Previously filed with Amendment No. 2 to the Form 10 on September 9, 2016.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nexeon MedSystems Inc

Dated: November 16, 2016	By:	/s/ William Rosellini
William Rosellini Chief Executive Officer (Principal Executive Officer)

Dated: November 16, 2016	By:	/s/ Christopher R. Miller
Christopher R. Miller Interim Chief Financial Officer (Principal Financial and Accounting Officer)

