Form 10-K
period 2016-12-31
NEXEON MEDSYSTEMS INC
filed 2017-03-29
CIK 1416172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number:  000-55655

NEXEON MEDSYSTEMS INC
(Exact name of registrant as specified in its charter)

Nevada	81-0756622
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1708 Jaggie Fox Way, Lexington, Kentucky 40511
(Address of principal executive offices)

844-919-9990
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:   None.

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐   No  ☑

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).   Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☑

There is no established public trading market in the Company’s common stock. Our securities are not listed for trading on any national securities exchange nor are bid or ask quotations reported by any over-the-counter quotation service. As a result the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $2,316,295 based upon the price at which the common stock equity was last sold - $1.00 per share.

As of March 29, 2017, the registrant had 21,887,789 shares of its $0.001 par value common stock issued and outstanding.

Documents incorporated by reference:  None.

NEXEON MEDSYSTEMS INC

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

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

PART I

ITEM 1.	BUSINESS

General

Nexeon MedSystems Inc (“Nexeon”, the “Company”, “we”, “us”. “our”) was incorporated in the State of Nevada on December 7, 2015. We are a development stage enterprise focusing on the development and commercialization of physician-driven, medical device innovations. Since incorporation, we have not made any significant sale of assets or generated any form of revenue.

Implications of Emerging Growth Company Status

As a company with less than $1 billion in revenue in our last fiscal year, we are defined as an “emerging growth company” under the Jumpstart Our Business Startups (“JOBS”) Act.  We will retain “emerging growth company” status until the earliest of:

•	The last day of the fiscal year during which our annual revenues are equal to or exceed $1 billion;
•
The last day of the fiscal year following the fifth anniversary of our first sale of common stock pursuant to a registration statement filed under the Securities Act of 1933, as amended, which we refer to in this document as the Securities Act;

•	The date on which we have issued more than $1 billion in nonconvertible debt in a previous three-year period; or
•
The date on which we qualify as a large accelerated filer under Rule 12b-2 adopted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (i.e., an issuer with a public float of $700 million that has been filing reports with the U.S. Securities and Exchange Commission (“SEC”) under the Exchange Act for at least 12 months).

•
As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to SEC reporting companies.  For so long as we remain an emerging growth company we will not be required to:

•	Have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Wall Street Reform and Consumer Protection Act of 2002;
•
Comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	Submit certain executive compensation matters to stockholder non-binding advisory votes;
•	Submit for stockholder approval golden parachute payments not previously approved;
•	Disclose certain executive compensation related items, as we will be subject to the scaled disclosure requirements of a smaller reporting company with respect to executive compensation disclosure; and
•	Present more than two years of audited financial statements and two years of selected financial data in a registration statement for our initial public offering of our securities.

Pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of The JOBS Act.  This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result, our financial statements may not be comparable to companies that comply with public company effective dates.  Section 107 of the JOBS Act provides that our decision to opt into the extended transition period for complying with new or revised accounting standards is irrevocable.

Because the worldwide market value of our common stock held by non-affiliates, or public float, is below $75 million, we are also a “smaller reporting company” as defined under the Exchange Act.  Some of the foregoing reduced disclosure and other requirements are also available to us because we are a smaller reporting company and may continue to be available to us even after we are no longer an emerging growth company under the JOBS Act but remain a smaller reporting company under the Exchange Act.  As a smaller reporting company we are not required to:

•	Have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; and
•
Present more than two years of audited financial statements in our registration statements and annual reports on Form 10-K and present any selected financial data in such registration statements and annual reports.

Merger

On February 16, 2016, Nexeon was the surviving entity following a merger with Nexeon MedSystems, Inc., a Delaware corporation (“NXDE”) (the “Merger”). As a result of the Merger, 100% of NXDE’s issued and outstanding preferred shares were converted into 1,659,943 shares of the Company’s restricted Common Stock. All NXDE shares of Common Stock, Options, and Deferred Compensation Units were canceled. Also pursuant to the Merger, the Company shall pay a Three Percent (3%) royalty (the “NXDE royalty”) to a limited liability company (“NXDE LLC”) formed in connection with the Merger (of which the former NXDE shareholders are members) on Net Product Sales derived by the Company’s, or its affiliates’ or licensees’, commercialization of patents and intellectual property acquired by the Company through the Merger (see the section titled “Certain Relationships and Related Transactions” under Item 13 for more information).

Patents Acquired

Chief among the assets acquired by the Company in the Merger with NXDE was a 100% ownership interest in a portfolio of patents some of which relate to a micro-perforated balloon catheter system for use in the treatment of restenosis associated with hemodialysis. Initially, the Company will focus on driving development and commercialization of the aforementioned medical device. As part of this process, the Company will transfer the intellectual property obtained in the Merger to its wholly owned subsidiary known as Pulsus Medical LLC (“Pulsus”). Pulsus will enter into various other sub-license agreements as well as development and supply agreements in order to enhance the technology and expedite the development process. A list of the patents acquired in the Merger of NXDE is attached as Exhibit 99.1 to Amendment No. 4 to the Form 10 Registration Statement filed with the SEC on November 21, 2016. Additionally, the Company’s Officers and Directors, from time to time, will perform periodic due diligence on complimentary patents and companies, which it may acquire with an intent to develop and commercialize various medical technologies.

Fair Market Value of Assets Acquired

The Company engaged the independent third-party valuation consulting firm Intellectual Property Market Advisory Partners to provide a fair market value of the assets acquired in the acquisition of NXDE in accordance with ASC 820-10, Fair Value Measurements. The Founding Partner of Intellectual Property Market Advisory Partners, performed the fair market valuation of the patent portfolio acquired in the Merger. Management has relied on the fair market value reflected in the report provided to determine the fair value of the assets acquired in the Merger. Management believes the primary value of the acquisition is reflected in the patent portfolio acquired. The acquisition included a minimal amount of tangible physical assets. There was no In-Process research and development acquired.

The three generally accepted approaches to estimate the value of a business entity are: (1) the income approach, (2) the market approach, and (3) the asset-based approach. Within each approach, there are several individual valuation methods. The approach used by the third-party valuation firm to estimate fair market value of the patents was the market approach. The estimated fair value for the patents acquired was $6,120,000.

The Company has reflected the liabilities acquired at book value which approximated management’s estimate of fair market value for these liabilities.

Management is has determined no impairment of the value for the patents has occurred since the initial fair market valuation.

Limited Operating Activities

From inception until the date of this filing, we have had limited operating activities, primarily consisting of:

i.	The incorporation of our Company;

ii.	The acquisition of various assets from William Rosellini and Rosellini Scientific, LLC;

iii.
The Merger with NXDE, including the conversion of $1,287,564 in NXDE shareholder debt to 1,287,564 Units in the Private Placement. These shares were issued to eight individuals or entities none of which are 5% beneficial owners of the Company’s Common Stock;

iv.	Establishment of our management team and Board of Directors;

v.	Development of our business plan and establishment of the Company’s headquarter offices in Lexington, Kentucky;

vi.
Conducted a Regulation D, Rule 506 Private Placement, which closed on December 2, 2016, pursuant to which we received $2,860,946 in net cash proceeds from the issuance of 2,840,946 Units and 20,000 Units not yet issued in the Private Placement;

vii.	The acquisition of additional intellectual property to add to the Company’s portfolio;

viii.	Formed the following wholly owned subsidiaries: Nexeon Medsystems Europe, SARL, Nexeon Medsystems Puerto Rico Operating Company Corporation, and Pulsus Medical LLC; and

ix.
After year end, entered into an exclusive irrevocable agreement with Rosellini Scientific, LLC to acquire 100% of the issued and outstanding shares of Nexeon Medsystems Belgium, SPRL, subject to completion of its audit.

Business Overview

Nexeon is a bioelectronics company developing active medical devices for the treatment of chronic medical conditions. The solutions we are developing are a unique blend of traditional device technologies such as electronics, software, mechanical engineering, and material science, as well as pharmaceuticals, protein chemistry, and cell biology.

The Company has developed a novel balloon material that utilizes carbon nanotubes and polymer. This technology in addition to patents related to interventional cardiology products being developed by the Company are protected with nearly 36 patent matters.  Non-dilutive federal and state funding will enable the Company to develop the solution through a first in man study.  If successful, the approach reduces the need for follow up procedures by efficiently delivering anti-restenotic drugs, intravascularly, to direct the therapy immediately into the lesion.  We expect to develop a suite of passive and electrically- active drug eluting balloons in our wholly owned subsidiary Pulsus Medical, LLC.

In addition, The Company is developing and commercializing an implantable neurostimulation and recording platform. The platform is one of the very few implantable stimulation and recording devices that has received regulatory approval (CE conformity) for human use.

Key Transactions:

•
On February 16, 2016, the Company merged with NXDE. The Company was the surviving entity. The Company converted 100% of NXDE’s issued and outstanding common and preferred stock into 1,659,943 shares of the Company’s common stock. In addition to the conversion of NXDE shares into common shares of the Company, the Company agreed to pay a limited liability company formed by the former shareholders of NXDE for the purpose of receiving a royalty equal to three percent (3%) (the “NXDE royalty”) of Net Product Sales received by the Company, its affiliates and licensees derived from the commercialization of patents or other intellectual property owned by NXDE prior to the Merger. Those patents and other intellectual property will be spun-out into Pulsus Medical, LLC and serve as the basis for our balloon catheter product, which will be the first product we shall attempt to develop to commercialization.

•
The Company acquired a non-exclusive license subject to a 6% royalty to a portfolio of 86 patents that originated from Siemens AG, a global technology company.  This transaction brings the Company in control of nearly 125 patents and patent applications in the bioelectronics space in total. The intellectual property relates to Internet-of-Things (“IOT”) technology as described by a system of interrelated computing devices, mechanical and digital machines, objects, animals, and/or people that have unique identifiers and a subsequent ability to transfer data over a network without requiring human-to-human or human-to-computer interaction.  This technology with further development can be utilized in a wide variety of medical device applications, most notably in hospitals, nursing facilities, or patients’ homes.

•
After year end, the Company has entered into an exclusive, irrevocable agreement with Rosellini Scientific, LLC to acquire 100% of the issued and outstanding shares of Nexeon Medsystems Belgium, SPRL (“NMB”), formerly Rosellini Scientific Benelux, SPRL.

Neurological Disease Markets Businesses Summary

In conjunction with the acquisition of NMB, Nexeon will be developing implantable neurotechnology to be applied for the relief of chronic diseases and disorders such as using deep brain stimulation (“DBS”). Central to Nexeon’s future products is an implantable neurostimulation and recording platform. The platform is one of the very few implantable stimulation and recording devices that has previously received regulatory approval in Europe (CE conformity) for human use.

The complete system is designed, developed, and validated according to ISO 14708-3 and ISO 10993 standards. The programmer software and all embedded software in the Implantable Pulse Generator, Remote Control and Battery Charger are compliant with the IEC 62304 standard.

Implantable Pulse Generator: The central component of the platform is a thin, implantable pulse generator (“IPG”) with soft contours that is designed for patient comfort and aesthetics. The IPG provides two connectors for electrode leads with up to eight contacts each. The leads are stretchable, though unbreakable, allowing for normal patient movement. The heart of the IPG is a custom chip designed to deliver current in multiple contacts independently and simultaneously, making it suitable for selective electrical stimulation. The chip also incorporates a recording system to measure local field and evoked potentials, or to monitor stimulation and the system’s integrity.

Remote Control and Battery Charger: The patient’s Remote Control (“RC”) allows the patient to start and stop the stimulation and to adjust the stimulation level within the limits given by the physician. A color screen gives feedback on the stimulation in the IPG (on or off, level) and on the IPG battery level using icons without text, making the system language independent. It warns the patient when the battery must be charged. To charge the IPG battery, the Battery Charger (“BC”) is placed over the implanted IPG using a shoulder harness, and the RC is connected to the BC. The RC continuously monitors charging voltage, current and temperature in the IPG and optimizes the inductive power generated by the BC for efficient charging. At the same time, the RC battery is charged too. The RC and IPG communicate with each other over a MICS wireless link. MICS wireless technology is suitable for remote monitoring of patients to collect user and usage information. A 3G/4G-enabled device can interrogate the IPG over the MICS link and stream the anonymous data to a central database.

Physician Programmer: A physician programmer allows the clinician to set IPG parameters for each patient and to check the integrity of the IPG and electrode leads. The programmer has a database that keeps individual patient records with all programmed parameters and recorded data.

Industry & Target Market

Deep Brain Stimulation Market Overview

DBS is the application of electrical pulses to specific target structures inside the brain. DBS has been used to treat about 85,000 patients worldwide, predominantly for neurological diseases with motor symptoms (Parkinson disease, essential tremor, and Dystonia) that are refractory to medical treatment.

Programming of the correct electrode-contact and optimizing the pulse setting is an inefficient approach. The neurologist has no feedback other than the clinical output for interpreting a patient’s state. We believe this trial-and-error method often results in sub-optimal parameters and is time consuming. The time commitment for the nurse, clinician and patient can exceed 40 hours in the first year of treatment.

Funding & Development

NMB currently has €1,496,000 (approximately US $1,615,000) in remaining funds from previously awarded grants related to its implantable neurotechnology from the La Region Wallone in Belgium. The NMB grant revenues would be beneficial to the Company subject to completing the acquisition of NMB.

Cardiovascular Disease Technology Business Summary

The Company is also developing an intravascular drug delivery system comprised of an inflatable Micro-Perforated Catheter Balloon. This balloon will be comprised of carbon nanotubes embedded within the host nylon polymer for increased mechanical strength. The technology has demonstrated only a small amount of carbon nanotubes (<5% by weight) is needed within the polymer to provide the necessary mechanical reinforcement to withstand high pressure (>20 Atmospheres, “ATM”). While high-pressure (>20 ATM) balloons are currently available, they are made from stiffer polymers such as polyethylene terephthalate (“PET”) and are not perforated. Therefore, existing high-pressure balloons are not applicable. The carbon nanotubes help maintain structural integrity of the Micro-Perforated Catheter Balloon during inflation and drug delivery while allowing a more compliant polymer, such as nylon, to be used. Anti-restenotic drugs, such as paclitaxel, can then be delivered using pulsed flow. The drug is introduced through the proximal shaft of the catheter balloon. The drug, and carrier medium, then fills up the catheter balloon and is released through the pores in the catheter balloon. The drug then exits the catheter balloon and is forced into the surround neointima for maximal therapeutic effect.

When compared to drug-coated catheter balloons and drug-eluting stents, management believes the Company’s approach is expected to provide the following benefits:

•	No distal outflow occlusion due to no excipient needed
•	Minimal downstream loss of drug
•	Predictable depth and load of drug delivery
•	Adjustable drug dosage based on clinical variables
•	Ability to use wider range of drugs, including non-lipophilic drugs

Innovation

Current drug-coated balloons provide only passive drug delivery. In management’s opinion, this Micro-Perforated Catheter Balloon brings a much-needed, innovative improvement to intravascular drug delivery by enabling controllable pulsed flow delivery of anti-restenotic drugs to the diseased site. The specific innovations that are being developed include:

•	Carbon nanotube-nylon composite materials and associated processing procedures to manufacture mechanically robust, micro-perforated catheter balloons
•	An intravascular method that can deliver lipophilic and hydrophilic drugs

Advantages of our Approach

While our approach reduces the need for follow up procedures by efficiently delivering anti-restenotic drugs, intravascularly, to direct the therapy immediately into the lesion. Currently, repeat angioplasty procedures are required to continually counter restenosis. The need for compliant materials to perform intravascular drug delivery within the AV Graft site (Arteriovenous Graft is when a synthetic tube connects an artery to a vein) eliminates the use of stents for this application. While drug-coated catheter balloons could potentially be used to treat blockages in proximity to the AV Graft, the high flow rate associated with such grafts have the potential to wash out the drug.

Commercial Applications

The targeted clinical application is as an intervention for hemodialysis graft failures, particularly in delivering paclitaxel or similar anti-restenotic drugs. Pulsed-flow intravascular drug delivery can also potentially be applied to bodily sites where drug-eluting stents and drug-coated balloons are being used, including the superficial femoral artery in the thigh and the popliteal artery in the knee (Pastromas et al. 2014). Management believes the technology has the ability to deliver almost any type of drug, and that this approach not only has the potential to treat many blockages within the peripheral vasculature but may also transcend to other diseases such as cancer. It is management’s belief drugs that are difficult or impossible to take orally or drugs that lose efficacy when taken by standard intravenous delivery could potentially be used much more effectively with the Company’s intravascular delivery system. Management believes, this approach may not only extend or broaden the useful life of existing drugs, but it may also revive interest in abandoned drugs.

Production Plan

Production of the balloons will require contract manufacturing organizations (“CMOs”) that implement Good Manufacturing Practices (“GMP”) per FDA requirements. The balloon manufacturing partner, Interface Catheter Solutions, is well-versed in GMP procedures and it is management’s belief the manufacturing and testing procedures used in this effort will be readily scalable and GMP-compliant. Currently, Interface Catheter Solutions is a component vendor and no contract exists. We plan to use FDA-registered, GMP-compliant testing facilities at Nelson Laboratories to validate the biological safety of our materials. It is management’s belief these processes can be readily transferable to a strategic partner who could eventually market our catheter balloon.

Funding & Development

During 2016, Rosellini Scientific, LLC (“RS”), an affiliate of the Company, transferred approximately $751,000 of Federal research grants applicable to Pulsus’ products to the Company. See sections titled “Liquidity and Capital Resources” under Item 7 and “Certain Relationships and Related Party Transactions” under Item 13. Pulsus has applied for Matching Funds from the Kentucky SBIR Matching Funds Program funded by the Cabinet for Economic Development (CED), Office of Entrepreneurship. The Kentucky Science and Technology Corporation (KSTC) administer the Kentucky SBIR Matching Funds Program under a contract with the CED. If the Kentucky Matching Funds applications are approved the state of Kentucky’s will award up to $150,000 associated with the NIH/SBIR Phase I Grant and up to $500,000 associated with the NIH/SBIR Phase II Grant. The Company and Pulsus have several additional NIH/SBIR Grant applications pending. NMB currently has a pending grant application in the amount of €1,203,000 (approximately US $1,299,000) from the La Region Wallone in Belgium. The NMB grant revenues would be beneficial to the Company subject to completing the acquisition of NMB.

Investments in research and development related to intravascular drug delivery system totaled $266,586 for the twelve months ended December 31, 2016.

As of March 29, 2017, we own 36 U.S. and foreign patents and patent applications reflecting the intellectual property underlying the intravascular drug delivery system technology platform. The term of our individual patents depends on the legal terms for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. The majority of our patents will expire between 2020 and 2029.

Regulatory Plan

The Company intends to file for a CE Mark in the EU at the end of 2017 for the implantable neurostimulation and recording platform for the relief of Parkinson’s disease using DBS.  Nexeon intends to perfect its Technical File (including implementing its quality system, manufacturing and packaging procedures, labeling, sterilization, packaging, and performing any remaining testing, verification, and/or validation activities).  It is also Nexeon’s expectation that, while the NB may want Nexeon to conduct the clinical study that it reviewed at the outset of this process, the NB still will require only that this study be ongoing and progressing by the time that review of the Technical File is completed.  (In fact, while there have been some recent increases in the stringency of the relevant EU regulatory requirements, human clinical trial data still is not always necessary when pursuing such product approval via a CE Mark.)  Ultimately, then, this process is expected to take somewhere between three to six months, with issuance of a CE Mark early in Q1 2018.

The Company has had a number of discussions with FDA and intends to begin a pivotal study for DBS in the US in 2018.  Bench experiments and preclinical animal testing requirements are already in progress and will conclude in 2017 with the completion of an active safety in porcine.  Some of the biocompatibility testing may be replaced by published literature of the material being used.  Preclinical animal studies to demonstrate efficacy and functioning of the device may be, but are not always, a regulatory requirement.

The tests could include preclinical animal testing for cytotoxicity, sensitization, genotoxicity, and implantation biocompatibility.  Additional testing that may be applicable includes irritation or intracutaneous reactivity, acute system toxicity, and sub-chronic toxicity (sub-acute toxicity).  Supplementary evaluation testing that could be required includes testing for chronic toxicity and carcinogenicity. In lieu of some of these testing requirements, the regulatory submissions may be able to include published toxicity data on the lead material and/or provide justification or risk assessment for not conducting the appropriate tests.

The Company also intends to complete preclinical testing for the drug eluting balloon program in 2017 and expect to submit a clinical evaluation review request to the notified bodies in order to gain more information concerning the regulatory pathway of the program.  This will be done in conjunction with a pre-IDE meeting with the FDA.  The SBIR funding supports all preclinical work and ISO 13485 testing needed to complete preclinical safety analysis.

Sales Approach

Our strategy for sales and distribution will vary depending on product line and region. We expect to utilize a targeted sales approach for the DBS product while achieving a US PMA FDA approval.  We will hire a small, experienced sales force – all with prior experience of training 50+ clinicians on active implantable devices. Each will have previous sales of at least $1M annually and a wealth of contacts in their regional area.

Territories in the U.S. and E.U. not targeted by our sales force will be covered using a distributor to reduce upfront costs and training. This approach will likely be altered if we form a strategic partnership with an existing medical device company prior to first sales.

Intellectual Property Protection

Nexeon possesses a strong patent portfolio for each of its products under development ensuring the ability to operate, which is critical to successful commercialization of these platforms. In addition, maintaining a focus in the internet of medical things allows Nexeon to utilize issued and pending patents for maximum commercial benefit and growth. Since its inception, Nexeon has actively pursued patent coverage of the proprietary systems and methods of delivering therapy. The patents have been deliberately written to provide broad and specific protection.

Issued and pending US and foreign method and technology patents protect this intellectual property (IP) (Table 1).

Table 1: IP Portfolio with Patents Issued

Nexeon’s strategy is to protect proprietary positions by continuing to acquire and file US and foreign patent applications related to this technology, inventions, and improvements to enhance the business and competitive advantages. Continuing to rigorously analyze competitive IP applications and their prosecution history will ensure that this freedom to operate position remains viable. As development of new products and prosecution of pending patent applications progresses, we will continue to strategically file additional applications, including continuations, continuations-in-part, and divisional applications, to protect the new developments and those already being prosecuted.

Temporal Barrier to Others: The Company has thoroughly analyzed the patents, products, and therapies that may be considered competitive to the proposed system. Nexeon is committed to protecting its proprietary positions by continuing to file patent applications related to technology, inventions, and improvements to enhance their business and competitive advantages. As development of new products and prosecution of pending patent applications progresses, Nexeon will continue to strategically file additional applications to protect new developments.

In addition to seeking patent protection, the Company has utilized other available intellectual property rights to protect its developments. Nexeon utilizes copyrighted software, manuals, and reports. Nexeon also maintains a number of trade secrets that are essential to its business. Nexeon has implemented procedures to maintain such secrecy required of such trade secrets. Finally, Nexeon has filed for and obtained several trademark registrations related to the branding of its products. This multifaceted approach provides Nexeon with the maximum protection available for its developments.

Patent License Agreement (Siemens Patents)

On September 29, 2016, William Rosellini (“Licensee”), the Chief Executive Officer, a Director and a majority shareholder of the Company, entered into a patent license agreement (the “License Agreement”) with Magnus IP GmbH, incorporated and existing under the laws of Germany (“Magnus” or “Licensor”). Pursuant to the terms of the License Agreement, Magnus granted to Mr. Rosellini, and his “Affiliates” (an entity that Mr. Rosellini has ownership, directly or indirectly, of 50% or more of the voting equity of such entity), a non-exclusive, non-transferable, non-assignable without the right to sublicense worldwide license under the Licensed Patents (described below), to make, have made, use, import, export, distribute, sell, offer for sale, develop and advertise Licensed Products (described below), hereinafter referred to as the “Siemens Patents.”

The intellectual property relates to Internet-of-Things (“IOT”) technology as described by a system of interrelated computing devices, mechanical and digital machines, objects, animals, and/or people that have unique identifiers and a subsequent ability to transfer data over a network without requiring human-to-human or human-to-computer interaction.  This technology can be utilized in a wide variety of medical device applications, most notably in hospitals, nursing facilities, or patients’ homes.

“Licensed Patents” means (i) the patents listed on the Exhibit A to the License Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2016; (ii) all divisions, continuations, continuations-in-part, reissues and reexaminations or extensions of the patents listed in (i) (whether U.S. or foreign); and (iii) no others. Licensed Patents does not include any patents owned or controlled by any Affiliate of Licensor.

“Licensed Products” means any medical device, system, or method designed, developed, marketed, and sold by Licensee that, in the absence of the License Agreement, would infringe at least one claim of the Licensed Patents.

Patent License Asset Purchase Agreement

On December 15, 2016, pursuant to the terms of the License Agreement, Mr. Rosellini sold, assigned and transferred any and all of his right, title and interest in and to the License owned by him related to the Siemens Patents to the Company pursuant to the Patent License Asset Purchase Agreement (the “Purchase Agreement”) filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2016. A copy of the License Agreement is attached to the Purchase Agreement as Exhibit A. As consideration for the transfer of the Siemens Patents and the License related thereto, the Company paid to Mr. Rosellini the sum of $140,000 in cash and will issue to Mr. Rosellini 3,050,000 shares of the Company’s restricted common stock valued at $3,050,000. The Company has not yet issued the shares of restricted common stock.

Company Obligations Pursuant to the License Agreement

Pursuant to the terms of the Purchase Agreement and the License Agreement, the Company assumes the following obligations:

Royalties

The Company shall pay Magnus royalties (“Royalties”) equal to 6% (the “Royalty Rate”) of the gross amount invoiced by the Company for sales of Licensed Products, less, without duplication, the sum of the following: (a) reasonable discounts, rebates, allowances or price adjustments actually granted; (b) sales, value added, use, consumption, excise and/or similar taxes actually incurred; and (c) amounts refunded, credited or allowed on returns for, or rejections of, Licensed Products (“Net Sales”) of all Licensed Products sold, licensed, leased or otherwise disposed of (any of the foregoing, a “Sale”) by or on behalf of Magnus.

Term of the License Agreement

The term of the License Agreement commenced on September 29, 2016 (the “Effective Date”) and shall continue until the expiration of the last-to-expire of the Licensed Patents.

If the Company materially breaches the License Agreement and does not cure such breach, to the extent capable of being cured, within twenty-one (21) days after receipt of written notice (the “Breach Notice”) from Licensor, then the License Agreement may be terminated upon written notice to that effect (the “Termination Notice”) from Licensor at any time after the expiration of twenty-one (21) days following receipt by Licensee of the Breach Notice.

Fair Market Value of Patents; Board Approval

The Company engaged a third-party valuation firm to provide a fair market value of the Siemens Patents acquired pursuant to the Purchase Agreement and related License Agreement in accordance with ASC 820-10, Fair Value Measurements. Management and the Company’s Board of Directors have relied on the fair market value provided by the third-party valuation firm in approving the Purchase Agreement transactions. The Board of Directors approved the Purchase Agreement and related transactions on December 15, 2016 in accordance with the Company’s Code of Business Conduct and Ethics. Management believes the primary value of the transaction is reflected in the patent portfolio acquired.

The Augmented Market Approach (“AMA”) was used to determine the fair market value of the Seimens Patents. AMA was developed from actual data of patent market transactions. Essentially, the valuation computed from AMA would indicate the fair market value of patents if they were sold in today's medical Patent Market. The estimated fair value for the Siemens Patents was $3,190,000.

For the twelve months ended December 31, 2016, the Company had not initiated any research and development activities for the related to the technology underlying the Internet-of-Things (“IOT”) technology license.

The patents underlying the license reflects 106 U.S. and foreign patents and patent applications for the IOT technology. The license term for each patent reflects the expiration dates of the underlying patents. The term of the individual patents depends on the legal terms for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. The majority of these patents will expire between 2022 and 2036.

Other Investments

The Company currently owns minority holdings in two entities: 1) approximately a 10% equity interest in Nuviant Medical Inc, the largest shareholder of which is Rosellini Scientific, LLC; and 2) 267 shares representing a less than 1% equity interest in MicroTransponder, Inc. The Company has recorded impairment of $173,500 on its investment in Nuviant Medical Inc., due to a significant change to Nuviant Medical Inc.’s financial condition.

Employees

We currently have 10 full-time employees, and three consultants. None of our employees or consultants are represented by a labor union or covered by a collective bargaining agreement. We have employment agreements with all full time employees. We consider our relationship with our employees to be very good.

Available Information

The Company is a Nevada corporation with its principal executive office located at 1708 Jaggie Fox Way, Lexington, Kentucky 40511. The Company’s telephone number is 844-919-9990. The Company’s website address is www.nexeonmed.com. Our website contains links to download free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Unless expressly noted, none of the information on our website is part of this Annual Report.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company does not currently own any property. The Company leases approximately 400 sq. ft. of office space in Lexington, Kentucky for $5,700 per year.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our properties, results of operation, or financial condition.  Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market in the Company’s common stock. Our securities are not listed for trading on any national securities exchange nor are bid or ask quotations reported by any over-the-counter quotation service. The Company is an SEC 12g reporting company. The Company filed an application with FINRA for a trading symbol in February 2017. The Company is hopeful, without assurances, that its Common Stock will be listed for trading on the OTC Market in the near future.

Holders

As of March 28, 2017, there were 21,887,789 shares of common stock outstanding, which were held by 154 shareholders of record. We have no present commitments to issue shares of our capital stock to any 5% holder, or nominee, other than pursuant to outstanding warrants issued in our Private Placement.

Dividends

To date, the Company has not declared or paid any cash dividends since its inception, and does not intend to declare any such dividends in the foreseeable future. We currently intend to retain any future earnings for use in the operation of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Rule 144

As of March 28, 2017, we have issued 21,887,789 shares of our common stock. These shares are currently restricted from trading under Rule 144. In general, under Rule 144 as currently in effect, once we have been subject to public company reporting requirements for at least 90 days, a person who is not deemed to have been one of our affiliates for purposes of the Securities Act at any time during 90 days preceding a sale and who has beneficially owned the shares proposed to be sold for at least six months, including the holding period of any prior owner other than our affiliates, is entitled to sell such shares without complying with the manner of sale, volume limitation or notice provisions of Rule 144, subject to compliance with the public information requirements of Rule 144.

If such a person has beneficially owned the shares proposed to be sold for at least one year, including the holding period of any prior owner other than our affiliates, then such person is entitled to sell such shares without complying with any of the requirements of Rule 144. As of March 28, 2017, the Company has 2,998,968 shares in the public float that pursuant to Rule 144 are eligible for sale in the marketplace, with another 1,800,000 eligible in April 2017.

In general, under Rule 144 as currently in effect, our affiliates or persons selling shares on behalf of our affiliates are entitled to sell upon expiration of the lock-up agreements described above, within any three-month period, a number of shares that does not exceed the greater of:

•	1% of the outstanding shares of the same class being sold; or

•	The average weekly trading volume of the common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to such sale.

Sales under Rule 144 by our affiliates or persons selling shares on behalf of our affiliates are also subject to certain manner of sale provisions and notice requirements and to the availability of current public information about us. As of March 28, 2017, affiliated shareholders own 13,796,539 shares that are immediately available for sale under Rule 144.

Rule 701

Rule 701 of the Securities Act allows for the resale of shares in reliance upon Rule 144 but without compliance with certain restrictions of Rule 144, including the requirements relating to holding periods, volume and public information. Any of the Company’s employees, consultants or advisors, other than our affiliates, who purchased shares from us under a written compensatory plan or contract, may be entitled to rely on the resale provisions of Rule 701.

Equity Compensation Plans

On January 2, 2016, the Company and shareholders approved the 2016 Omnibus Incentive Plan. Pursuant to the plan the Company has, on a case-by-case basis, elected to partially compensate certain employees, officers, directors and consultants with the issuance of shares of the Company’s common stock, or options to purchase the same. See the sections titled “Executive Compensation” under Item 11, “Certain Relationships and Related Transactions” under Item 13 and “Recent Sales of Unregistered Securities” below for more information.

Recent Sales of Unregistered Securities

Set forth below is an enumeration of all securities issued by the Company since December 7, 2015 (inception) that have not been registered under the Securities Act.

On February 16, 2016, the Company merged with Nexeon MedSystems, Inc., a Delaware corporation (“NXDE”). The Company was the surviving entity. The Company converted 100% of NXDE’s issued and outstanding common and preferred stock into 1,659,943 shares of the Company’s common stock.

In addition to the conversion of NXDE shares into common shares of the Company, the Company shall pay a limited liability company formed by the former shareholders of NXDE for the purpose of receiving a royalty equal to Three Percent (3%) (the “NXDE royalty”) of Net Product Sales received by the Company, its affiliates and licensees derived from the commercialization of patents or other intellectual property owned by NXDE prior to the merger. Our Chief Innovation Officer and Director, Dr. Mark Bates, was the Chief Executive Officer of NXDE.

This Merger was unanimously approved at a meeting of NXDE’s common and preferred shareholders, all of whom are “Accredited Investors” as defined by Rule 501 of SEC Regulation D. Based on these facts, we believe the issuance of Company common stock to the NXDE common and preferred shareholders qualifies as a Section 4(2) exemption from registration.

As part of the Merger Agreement with NXDE, Dr. Mark Bates, M.D, our Chief Innovation Officer and a Director, received a total of 386,212 shares of the Company’s common stock upon conversion of the NXDE preferred shares, and converted $370,000 of debt owed to him by NXDE into 370,000 shares of our common stock and warrants to purchase 370,000 additional shares of common stock at a strike price of $2.00 per share and with a term of 36 months. In addition, Dr. Bates contributed $202,825 of accrued interest on his debt, which were reflected as additional paid in capital to the Company during the first quarter of 2016.  As of March 28, 2017, none of the warrants have been exercised.

As part of the Merger Agreement with NXDE, Mr. Ralph Ballard, who was a co-founder and Director of NXDE, received a total of 123,759 shares of the Company’s common stock upon conversion of the NXDE preferred shares, which were divided as follows: 1,398 shares to Mr. Ballard personally, 7,691 shares to a Custodial IRA FBO Ralph Ballard, and 114,670 shares to Ballard Investments. In addition, as part of the Merger Agreement with NXDE, Mr. Ballard converted $451,482 of debt owed to him by NXDE and received 451,482 shares of our common stock and warrants to purchase 451,482 shares at a strike price of $2.00 per share with a term of 36 months, which shares and warrants were issued to Ballard Investments. Mr. Ballard has the power to vote and dispose of the shares held by his IRA and Ballard Investments. In addition, three trusts representing three of Mr. Ballard’s children converted a total of $431,821 of debt and received 431,821 shares of our common stock and warrants to purchase 431,821 shares of common stock at a strike price of $2.00 per share with a term of 36 months, divided between and issued to the three trusts. The three trusts are irrevocable trusts managed by an arms-length third party professional fiduciary. Mr. Ballard disclaims any beneficial ownership in the common stock and warrants issued to the three trusts. As of March 28, 2017, none of the warrants have been exercised.

Subsequent to the Merger, three additional NXDE shareholders converted a total of $34,261 in debt for 34,261 shares of our common stock and warrants to purchase 34,261 shares of our common stock at a strike price of $2.00 per share with a term of 36 months. As of March 28, 2017, none of the warrants have been exercised.

On December 2, 2016, we closed a Regulation D, Rule 506 Private Placement, pursuant to which we received $2,860,946 in net cash proceeds from the issuance of 2,840,946 Units and 20,000 Units not yet issued in the Private Placement and converted $1,287,564 in Shareholder debt to 1,287,564 Units in the Private Placement.  Each Unit consisted of one share of restricted common stock and one warrant to purchase one additional share of restricted common stock. As of March 28, 2017, none of the warrants have been exercised.

As of March 28, 2017, 347,336 shares of restricted Common Stock of the Company have been issued for certain legal, corporate structuring and research and development consulting services rendered by third-party consultants. These shares were valued at $347,336.

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

For additional information regarding Recent Sales of Unregistered Securities see the section titled “Certain Relationships and Related Transactions” under Item 13.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Business

Nexeon Medsystems Inc was incorporated on December 7, 2015. We are a development stage enterprise focusing on the development and commercialization of physician-driven medical device innovations for the treatment of cardiovascular disease. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have not made any significant sale of assets.

Our operations to date have been limited to organizing and staffing our Company, in addition to limited research and development activities, our Merger with NXDE, which includes its patent portfolio, and organization of a private placement offering.

As of December 31, 2016, we had an accumulated deficit of $1,592,338. Our net loss was $1,591,423 for the year ended December 31, 2016, compared with a net loss of $915 for the period between December 7, 2015 (inception) and December 31, 2015.

We expect the Company will continue to incur significant expenses and increasing operating losses in connection with our ongoing activities, particularly as we continue to invest in research and development and initiate the requisite clinical trials to receive regulatory approval for our medical devices in both the United States and European Union. Additionally, if and when we initiate a launch of one or more of our products, we expect to incur substantial commercialization expenses related to the manufacture and distribution, as well as sales and marketing, of these products. In addition, the Company is subject to additional costs associated with operating as a public company. Accordingly, we may need to obtain additional funding to continue operations. Such financing may not be available to us on acceptable terms, or at all. In the event we require additional capital and are unable to secure such funding, we could be forced to delay, reduce, or eliminate our research and development activities, as well as any future commercialization of our products.

For complete details regarding the business of the Company, see “Item 1. Business” and “Item 2. Properties,” above.

Results of Operations - Fiscal year ended December 31, 2016 compared to fiscal year ended December 31, 2015.

Our results of operations reflect the year ended December 31, 2016 and the period from December 7, 2015 (inception) through December 31, 2015.

Revenue

To date, the Company has not generated any revenues. The Company’s ability to generate revenues will depend heavily on the successful completion of the requisite clinical trials and studies necessary to achieve approval to begin marketing our contemplated medical devices from the relevant regulatory authorities in the United States and European Union.

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

For the year ending December 31, 2016 and the period ending December 31, 2015, the Company’s research and development expenses were $266,586 and $0, respectively, primarily reflecting consultants and materials and supplies.

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

For the year ending December 31, 2016 and the period ending December 31, 2015, the Company’s general and administrative expenses were $582,867 and $915, respectively.

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

Depreciation and Amortization

Depreciation and Amortization expenses consist of amortization of acquired intangibles and depreciation for office equipment and furniture and fixtures. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets. During the year ended December 31, 2016, the Company acquired $986 in office equipment. During the year ended December 31, 2016, the Company acquired $6,120,000 in patents pertaining to the Cardiovascular Disease Technology acquired in the Merger with NXDE and acquired $3,190,000 in patent licenses for the underlying patents referred to as the Siemens Patents. The amortization period for each of the individual patents depends on the legal terms for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. The patents and patent licenses are amortized using the straight-line method over the remaining time until expiration. The majority of these patents and patents underlying the license will expire between 2020 and 2036.

For the year ended December 31, 2016 and the period ending December 31, 2015, the Company's depreciation expenses were $99 and $0, respectively. For the year ended December 31, 2016 and the period ending December 31, 2015, the Company's amortization expenses were $562,714 and $0, respectively.

Liquidity and Capital Resources

Sources of Liquidity

To date, the Company has not generated any revenues. We have financed our operations to date through a private placement (the “Private Placement”) of our common stock and from loans from the Company's largest shareholder, Rosellini Scientific, LLC. The Private Placement was closed as of December 2, 2016 (the “Closing Date”).  We received $2,860,946 in net cash proceeds from the issuance of 2,840,946 Units in the Private Placement and 20,000 Units not yet issued at $1.00 per unit, each Unit consisting of one share of restricted common stock and one warrant to purchase one additional share of restricted common stock. The warrants have an exercise price of $2.00 per share and expire 36 months from the Closing Date of the Private Placement. The Company has also issued 347,336 shares of restricted Common Stock of the Company for certain legal, corporate structuring and research and development consulting services rendered by third-party consultants. These shares were valued at $347,336.  During the next 12 months, the Company may elect to form additional debt or equity capital either by private placement or a registered offering. There can be no assurance that the Company will be successful in completing any new debt and/or equity financing or receive assignments of grants. In the event that the Company is unable to secure needed financing or is unable to secure such financing on terms we find favorable, we may be forced to delay, limit, or terminate product development and/or future product commercialization.

As of December 31, 2016, we had cash on hand of $2,039,907 and a working capital surplus of $2,004,347. Based upon our budgeted burn rate, we currently have operating capital for approximately five months. The Company has historically relied on equity or debt financings to finance its ongoing operations.

During 2016, Rosellini Scientific, LLC (“RS”), an affiliate of the Company, transferred approximately $751,000 of Federal research grants applicable to Pulsus’ products to the Company. These awards commence in the first quarter of 2017. Pulsus has applied for Matching Funds from the Kentucky SBIR Matching Funds Program funded by the Cabinet for Economic Development (CED), Office of Entrepreneurship. The Kentucky Science and Technology Corporation (KSTC) administer the Kentucky SBIR Matching Funds Program under a contract with the CED. If the Kentucky Matching Funds applications are approved the state of Kentucky’s will award up to $150,000 associated with the NIH/SBIR Phase I Grant and up to $500,000 associated with the NIH/SBIR Phase II Grant. The Company and Pulsus have several additional NIH/SBIR Grant applications pending.

NMB currently has €1,496,000 (approximately US $1,615,000) in remaining funds from previously awarded grants and €1,203,000 (approximately US $1,299,000) in pending grant applications from the La Region Wallone in Belgium. The NMB grant revenues would be beneficial to the Company subject to completing the acquisition of NMB.

From December 7, 2015 (inception) until December 31, 2015, the Company did not generate any revenues and did not raise any funds through equity or debt financings.

Material changes in the financial condition of the Company during the year ended December 31, 2016 are as follows:

The contribution on January 2, 2016 of various securities with a fair market value of $322,360 for 15,000,000 shares of the Company’s common stock.

On February 16, 2016, the Company entered into a Merger Agreement with Nexeon MedSystems, Inc, a private Delaware corporation (“NXDE”), issuing 1,695,943 shares of the Company’s par value $.001 common stock in exchange for all the outstanding preferred shares on NXDE and assuming $1,614,513 of NXDE’s liabilities. As part of the Merger Agreement $821,482 of assumed stockholder loans and accrued interest was converted for 821,482 shares of the Company’s par value $0.001 common stock and $202,825 of assumed accrued interest was cancelled. In subsequent transactions, the Company converted $466,082 of assumed stockholder loans and accrued interest for 466,082 shares of the Company’s par value $0.001 common stock.

On December 15, 2016, pursuant to the terms of the License Agreement, Mr. Rosellini sold, assigned and transferred any and all of his right, title and interest in and to the License owned by him related to the Siemens Patents to the Company pursuant to the Patent License Asset Purchase Agreement (the “Purchase Agreement”) was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2016. A copy of the License Agreement is attached to the Purchase Agreement as Exhibit A. As consideration for the transfer of the Siemens Patents and the License related thereto, the Company paid to Mr. Rosellini the sum of $140,000 in cash and will issue to Mr. Rosellini 3,050,000 shares of the Company’s restricted common stock valued at $3,050,000. The Company has not yet issued the shares of restricted common stock.

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

Off-Balance Sheet Arrangements

During the fiscal year ended December 31, 2016, we did not engage in any off-balance sheet arrangements as set forth in Item 303(a)(4) of the Regulation S-K. We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support, or other benefits.

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

The Company’s significant accounting policies are described in more detail in the notes to our consolidated financial statements, above. See Note 2 - Summary of Significant Accounting Policies which we believe sets forth the most critical accounting policies to aid you in fully understanding and evaluating our financial condition and results of operations. New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our exposure to market risks is limited to changes in interest rates. We do not use derivative financial instruments as part of an overall strategy to manage market risk. We have no debt outstanding nor do we have any investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEXEON MEDSYSTEMS INC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’
Nexeon MedSystems, Inc.

We have audited the accompanying consolidated balance sheets of Nexeon MedSystems, Inc.(the “Company”) and its subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2016 and for the period from December 7, 2015 (inception) to December 31, 2015.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years ended December 31, 2016 and for the period from December 7, 2015 (inception) to December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As discussed in Note 3 the Company has not generated any revenues since inception and has an accumulated a deficit of $1,592,338 at December 31, 2016. The Company currently has not completed its efforts to establish a source of revenues sufficient to cover operating costs over an extended period of time. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.  Management plans are also discussed in Note 3.The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/Paritz & Company, P.A.

Hackensack, New Jersey
March 29, 2017

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
Assets

Current Assets
Cash and cash equivalents	$2,039,907	$—
Other current assets	127,597	—
Total Current Assets	$2,167,504	—

Property and equipment, net	888	—
Investments	148,860	—
Patents and license, net of accumulated amortization of $562,714	8,747,286	—
Total Assets	$11,064,538	$—

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	112,302	—
Accrued liabilities	33,434	—
Due to related party	415	415
Credit facility	14,813	—
Accrued interest payable – stockholder	2,193	—
Total Current Liabilities	163,157	415

Notes payable stockholders - long term	10,000	—
Total Liabilities	$173,157	415

Stockholders' Equity
Common Stock - 75,000,000 shares authorized, $.001 par value; 21,711,953 and 500,000 issued and outstanding at December 31, 2016 and December 31, 2015, respectively	21,712	500
Additional paid-in capital	9,392,007	—
Equity instruments to be issued	3,070,000	—
Accumulated deficit	(1,592,338)	(915)
Total Stockholders' Equity	10,891,381	(415)

Total Liabilities and Stockholders' Equity	$11,064,538	$—

The accompanying notes are an integral part of the consolidated financial statements.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year Ended December 31, 2016	From Inception, December 7, 2015 to December 31, 2015

Revenues	$—	$—

Depreciation and amortization	562,813	—
General and administrative expenses	582,867	915
Research and development expenses	266,586	—

Loss from operations	(1,412,266)	(915)

Other (Expense)
Loss on impairment of investment	(173,500)	—
Interest expense – stockholders	(2,098)	—
Interest expense – other	(3,559)	—

Loss before provision (benefit) for taxes	$(1,591,423)	$(915)
Provision (benefit) for taxes	—	—

Net loss	$(1,591,423)	$(915)

BASIC AND DILUTED PER SHARE DATA:
Net Loss per common share, basic and diluted	$(0.08)	$(0.00)
Weighted average common shares outstanding, basic and diluted	19,044,803	500,000

The accompanying notes are an integral part of the consolidated financial statements.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Equity
	Common Stock		Paid-In	Instruments	Accumulated
	Shares	Amount	Capital	to be Issued	Deficit	Total

Balances at December 7, 2015 (Inception)	—	$—	$—	$—	$—	$—
Issuance of common stock to founder	500,000	500				500
Net loss for the period from inception through December 31, 2015					(915)	(915)
Balances at December 31, 2015	500,000	500	—	—	(915)	(415)
Common stock issued for services	423,500	423	171,329			171,752
Common stock issued for acquisition	16,659,943	16,660	4,811,186			4,827,846
Common stock to be issued for patent license				3,050,000		3,050,000
Common stock issued for conversion of notes payable and accrued interest	1,287,564	1,288	1,389,335			1,390,623
Common stock issued in private placement for cash	2,840,946	2,841	2,675,283			2,678,124
Common stock to be issued in private placement for cash				20,000		20,000
Options expense			82,284			82,284
Warrants issued for conversion of notes payable and accrued interest			162,823			162,823
Warrants issued in private placement for cash			99,767			99,767
Net loss for the twelve months ended December 31, 2016					(1,591,423)	(1,591,423)
Balances at December 31, 2016	21,711,953	$21,712	$9,392,007	$3,070,000	$(1,592,338)	$10,891,381

The accompanying notes are an integral part of the consolidated financial statements.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year Ended December 31, 2016	From Inception, December 7, 2015 to December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,591,423)	$(915)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	562,813	—
Stock-based compensation	254,036	—
Loss on impairment of investment	173,500	—
Settlement of stockholder note accrued interest	(690)	—
Change in operating assets and liabilities:
Other current asset	(127,597)	—
Accounts payable	40,454	—
Accrued liabilities	20,448	—
Accrued interest	898	—
Net cash used in operating activities	(667,561)	(915)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(986)	—
Acquisition of intellectual property	(140,000)	—
Net cash used in investing activities	(140,986)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,860,946	500
Proceeds of loan from related party	—	415
Repayment of shareholder note	(10,000)	—
Repayment of revolving credit facility	(2,492)	—
Net cash provided by financing activities	2,848,454	915

Net increase in cash and cash equivalents	2,039,907	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	2,039,907	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest	3,559	—
Cash paid during period for taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Common stock issued for acquisition	4,505,486	—
Equity instruments to be issued for acquisition for patent license	3,050,000	—
Common stock issued for conversion of shareholder notes and accrued interest	1,490,390	—
Common stock issued for investments	322,360	—

The accompanying notes are an integral part of the consolidated financial statements.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS – NATURE OF ORGANIZATION

Nexeon MedSystems Inc (the “Company” or “ Nexeon”) was incorporated in the State of Nevada on December 7, 2015. We are a development stage enterprise focusing on the development and commercialization of physician-driven, medical device innovations. The Company’s primary purposes are to develop and commercialize the drug-eluting balloon technology acquired in the acquisition of Nexeon MedSystems, Inc., a private Delaware corporation (“NXDE”) and to commercialize the implantable neurotechnology and recording platform to be applied for the relief of chronic diseases and disorders, upon completing the acquisition of Nexeon Medsystems Belgium, SPRL (“NMB”), as well as acquire medical device manufacturing capability.

During 2016, the Company formed the following wholly owned subsidiaries: Nexeon Medsystems Europe, SARL (“Nexeon Europe”), Nexeon Medsystems Puerto Rico Operating Company Corporation (“NXPROC”), and Pulsus Medical LLC. Nexeon Europe is the holding company for NXPROC and NMB, subject to the acquisition. NXPROC is focused on research and development, software development and data analysis for the implantable neurotechnology. Pulsus Medical, LLC will conduct research and development on the cardiovascular disease technology.

Acquisitions

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

In addition, the Merger Agreement provides for the conversion of debt of NXDE under the provisions of the Private Placement of the Company. See Note 10 - Equity for details on the Private Placement.

The Merger Agreement further provides for the payment of a royalty to a limited liability company to be formed by the former preferred shareholders of NXDE (the “Royalty”). The Royalty payment is equal to 3% of net product sales made by the Company that directly result from the patent portfolio of NXDE and has a term coinciding with the term of the Company’s patent portfolio.

Pursuant to the Merger Agreement, the Company exchanged $645,000 in NXDE stockholder loans and $176,482 in accrued interest related to those loans for 821,482 Units in the Private Placement, each Unit consisting of one share of restricted common stock and one common stock purchase warrant. $202,825 in accrued interest related to those loans was cancelled. See Note 10 - Equity for additional information regarding the Private Placement.

The Company considered the provisions of ASC 845 Nonmonetary transaction whereby assets acquired in exchange for another nonmonetary asset is the fair value of the assets surrendered or received, whichever is more clearly evident. Due to the lack of trading activity of the Company’s common stock surrendered in the acquisition, the Company has determined that the fair value of the assets acquired, less liabilities assumed of NXDE is a more clearly evident value of the consideration transferred in the acquisition.

The aggregate fair market value of the consideration issued $4,505,486, was determined based on the fair market value of the assets received in the acquisition less the liabilities assumed through the acquisition. 1,659,943 shares of the Company's par value $.001 common stock were transferred for all the issued and outstanding preferred stock of NXDE.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS – NATURE OF ORGANIZATION (Continued)

The following table shows the allocation of the purchase price of the identified assets acquired and liabilities assumed.

Cash and cash equivalents	$—
Patents, net	6,120,000
Total identifiable assets	6,120,000
Accounts payable	(89,152)
Accrued liabilities	(12,986)
Accrued interest payable – stockholders	(542,376)
Notes payable – stockholders	(970,000)
Total liabilities assumed	(1,614,514)

Total Purchase Price	$4,505,486

Patent License Asset Purchase Agreement

On September 29, 2016, William Rosellini (“Licensee”), the Chief Executive Officer, a Director and a majority shareholder of the Company, entered into a patent license agreement (the “License Agreement”) with Magnus IP GmbH, incorporated and existing under the laws of Germany (“Magnus” or “Licensor”). Pursuant to the terms of the License Agreement, Magnus granted to Mr. Rosellini, and his “Affiliates” (an entity that Mr. Rosellini has ownership, directly or indirectly, of 50% or more of the voting equity of such entity), a non-exclusive, non-transferable, non-assignable without the right to sublicense worldwide license under the Licensed Patents (described below), to make, have made, use, import, export, distribute, sell, offer for sale, develop and advertise Licensed Products.

On December 15, 2016, pursuant to the terms of the License Agreement, Mr. Rosellini sold, assigned and transferred any and all of his right, title and interest in and to the License owned by him related to the Siemens Patents to the Company pursuant to the Patent License Asset Purchase Agreement (the “Purchase Agreement”). As consideration for the transfer of the Siemens Patents and the License related thereto, the Company paid to Mr. Rosellini the sum of $140,000 in cash and will issue to Mr. Rosellini 3,050,000 shares of the Company’s restricted common stock valued at $3,050,000. The Company has not yet issued the shares of restricted common stock.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of  Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates.

Cash and Cash Equivalents

The Company considers those short-term, highly liquid investments with maturities of three months or less as cash and cash equivalents. At times, cash in banks may be in excess of the FDIC limits. The Company currently has no cash equivalents.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principals of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries. All material inter-company accounts, transactions, and profits have been eliminated in consolidation.

Investments in Non-Consolidated Subsidiaries

Investments in non-consolidated entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company's ability to exercise significant influence over the operating and financial policies of the investee. When the equity method is used, investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company's share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. The Company accounts for its investments in Nuviant Medical Inc. and MicroTransponder, Inc. under the cost method due to the lack of significant influence (see Note 10 - Equity).

Long-lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The Company recognized impairment of $173,500 on one of its investments in non-consolidated entities.

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

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

The Company expenses all research and development costs as incurred. Research and development expenses include, but are not limited to, product development, clinical and regulatory expenses, payroll and other personnel expenses, materials, supplies, and consulting costs.

Stock-Based Compensation

ASC 718 requires companies to measure all stock compensation awards using a fair value method and recognize the related compensation cost in its financial statements. Beginning with the Company’s quarterly period that began on January 1, 2016, the Company adopted the provisions of FASB ASC 718 and expenses the fair value of employee stock options and similar awards in the financial statements. The Company accounts for share based payments in accordance with ASC 718, Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, the Company estimates the fair value of the award using the Black-Scholes option pricing model for valuation of the share-based payments. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The simplified method is used to determine compensation expense since historical option exercise experience is limited relative to the number of options issued. The compensation cost is recognized ratably using the straight-line method over the expected vesting period.

The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period.

The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period.

The Company recognized stock-based compensation aggregating $82,284 and $0 for common stock options issued to Company personnel, directors and consultants during the fiscal years ended December 31, 2016 and 2015, respectively. Also during the fiscal years ended December 31, 2016 and 2015, the Company paid stock-based compensation consisting of common stock issued to non-employees aggregating $171,500 and $0, respectively and to affiliates aggregating $252 and $0 respectively.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share as required by Accounting Standards Codification subtopic 260-10, Earnings per Share (ASC 260-10”). Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the fiscal years ended December 31, 2016 and 2015, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive. During the years ended December 31, 2016 and 2015, 2,332,000 and 0 options and 4,128,510 and 0 warrants were excluded.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As at December 31, 2016 and 2015, the Company had no items of other comprehensive income.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow or, market risks. The Company reviews the terms of convertible debt, equity instruments and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For warrant-based derivative financial instruments, the Company uses the Black-Scholes Option Pricing Model to value the derivative instruments. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

The discount from the face value of the convertible debt or equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915 “Development Stage Entities.” The Company is devoting substantially all of its efforts to the development of its business plans. The Company has adopted Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; and does not present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915.

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

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the current reporting period did not, or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Acquired Intangibles

Acquired intangibles include patents and patent licenses acquired by the Company, which are recorded at fair value, assigned an estimated useful life, and are amortized  on a straight-line basis over their estimated useful lives ranging from 3 to19 years . The Company periodically evaluates whether current facts or circumstances indicate that the carrying values of its acquired intangibles may not be recoverable. If such circumstances are determined to exist, an estimate of the undiscounted future cash flows of these assets, or appropriate asset groupings, is compared to the carrying value to determine whether an impairment exists. If the asset is determined to be impaired, the loss is measured based on the difference between the carrying value of the intangible asset and its fair value, which is determined based on the net present value of estimated future cash flows. See Note 4 and Note 10.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues since inception and has an accumulated a deficit of $1,592,338 at December 31, 2016. The Company currently has not completed its efforts to establish a source of revenues sufficient to cover operating costs over an extended period of time. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

Management expects to seek potential business opportunities for merger or acquisition of existing companies. Management is not currently limiting their search for merger or acquisition candidates to any industry or locations. Management, while not especially experienced in matters relating to public company management, will rely upon their own efforts and, to a much lesser extent, the efforts of the Company’s stockholders, in accomplishing the business purposes of the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2015, the Company had the following transactions with related parties:

On December 15, 2015, the Company issued 500,000 shares of its common stock to its Chief Operating Officer for the sum of $500 at the par value of $0.001. 212,000 shares of the 500,000 shares became vested upon issue and the remaining 288,000 shares shall vest over a 36 month period at the rate of 8,000 shares per month. Vesting began on January 1, 2016.

The Company's Executive Vice President of Finance loaned $415 to the Company. The loan is non-interest bearing with no set terms of repayment. The loan is outstanding as of December 31, 2016.

During the year ended December 31, 2016, the Company had the following transactions with related parties:

On January 1, 2016, the Company issued 252,000 shares of common stock to Christopher Miller, with a par value of $0.001, for certain accounting and budget-related services rendered as well as serving as Interim CFO until such time as a permanent CFO was hired. In addition, Mr. Miller was paid $11,600 in cash compensation in the year ended December 31, 2016 prior to entering into an Executive Employment Agreement with the Company effective December 1, 2016. Pursuant to the Executive Employment Contract dated December 1, 2016 between Christopher Miller and the Company to serve as the permanent Chief Financial Officer, 148,000 shares were vested, with the remaining 104,000 shares vesting at a rate 8,000 shares per month for thirteen months.

Effective December 1, 2016, Christopher R. Miller, our Chief Financial Officer, pursuant to the 2016 Omnibus Incentive Plan was granted 306,000 three-year incentive stock options to purchase 306,000 shares of common stock. The options vest in monthly increments of 8,500 shares, with the three-year term for each option beginning upon each date of vesting.  As of March 28, 2017, 25,500 options were vested but none exercised. The exercise price of all options is $1.00 per share.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – RELATED PARTY TRANSACTIONS (Continued)

On January 2, 2016, the Company entered into a Contribution Agreement with Rosellini Scientific, LLC – a company controlled by our CEO, William Rosellini – and its wholly owned subsidiary Belltower Associates, LLC (collectively, Rosellini Scientific, LLC and Belltower Associates, LLC are hereinafter referred to as “RS”). Under this agreement, the Company issued 13,200,000 shares of its common stock in return for, among other consideration:

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

On January 2, 2016, the Company issued 1,800,000 shares of its common stock to its then Vice President of Clinical Affairs, Dr. Elizabeth Rosellini DDS (the sister of our CEO), in return for 214 shares of common stock of Emeritus Clinical Solutions, Inc., a Delaware corporation, and 60,000 shares of common stock of Nuviant Medical, Inc., a Nevada corporation. In addition, Dr. Rosellini was paid cash compensation of $20,000 during the year ended December 31, 2016.  Effective December 31, 2016, Dr. Rosellini resigned as an officer of the Company.

On December 15, 2016, pursuant to the terms of the License Agreement, Mr. Rosellini sold, assigned and transferred any and all of his right, title and interest in and to the License owned by him related to the Siemens Patents to the Company pursuant to the Patent License Asset Purchase Agreement (the “Purchase Agreement”). As consideration for the transfer of the Siemens Patents and the License related thereto, the Company paid to Mr. Rosellini the sum of $140,000 in cash and will issue to Mr. Rosellini 3,050,000 shares of the Company’s restricted common stock valued at $3,050,000. The Company has not yet issued the shares of restricted common stock.

In October 2016, the Company paid $124,870 to Nexeon Medsystems Belgium, SPRL (“NMB”), formerly Rosellini Scientific Benelux, SPRL for research and development services for the Company’s the intravascular drug delivery system technology platform. NMB is a company controlled by our CEO, William Rosellini.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – RELATED PARTY TRANSACTIONS (Continued)

During the year ended December 31, 2016, Rosellini Scientific, LLC, the largest shareholder in the Company, loaned $145,475 to the Company. The loan was non-interest bearing with no set terms of repayment. As of December 31, 2016, the loan was repaid in full in cash.

Mr. Rosellini, the CEO of the Company, is the sole Member and Manager of Rosellini Scientific, LLC.

On April 1, 2016, pursuant to the 2016 Omnibus Incentive Plan, the Company issued non-qualified options to purchase 252,000 shares of common stock, with an exercise price of $1.00 per share, with a term of three years to each of the following: Dr. Mark C. Bates MD, Chief Innovation Officer; Dr. Elizabeth Rosellini DDS, Vice President of Clinical Affairs; and Sheneka Rains, appointed Chief Clinical Engineering Officer, for services rendered to the Company since inception as well as ongoing services to be provided from time to time. The options vest in monthly increments of 7,000, with a three-year term for each option beginning upon each date of vesting. Effective December 31, 2016, Dr. Rosellini resigned as an officer of the Company and the 252,000 options were cancelled.

As part of the Merger Agreement with NXDE, Dr. Mark Bates, M.D, the Company’s Chief Innovation Officer, and Director, received a total of 386,212 shares of the Company’s Common Stock upon conversion of the NXDE preferred shares, and converted $370,000 of debt owed to him by NXDE into 370,000 shares of our common stock and warrants to purchase 370,000 additional shares of common stock at a strike price of $2.00 per share and with a term of 36 months. In addition, Dr. Bates contributed $202,825 of accrued interest on his debt, which has been reflected as additional paid-in capital to the Company during the first quarter of 2016.  Dr. Bates, beginning September 1, 2016, will receive a fee of $3,000 paid quarterly to serve as a Director and a fee of $9,000 paid quarterly for research and development consulting services.

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

On October 28, 2016, Dr. Michael Rosellini acquired 1,217,000 shares of Common Stock of the Company and 1,217,000 warrants to acquire another 1,217,000 shares of Common Stock of the Company as follows: (i) 617,000 shares of Common Stock and 617,000 warrants to purchase 617,000 shares of Common Stock at a strike price of $2.00 per share with a term of 36 months are held by Dr. Rosellini individually and (ii) 600,000 shares of Common Stock and 600,000 warrants to purchase 600,000 shares of Common Stock at a strike price of $2.00 per share with a term of 36 months are held by the IRA Resources, FBO Randy Michael Rosellini, ROTH IRA. Dr. Rosellini has the sole power to vote and dispose of the shares held by the Roth IRA. Alll of the shares of Common Stock and warrants were purchased from the Company pursuant to the Company’s private placement which closed on December 2, 2016. The warrants are currently exercisable and expire on October 28, 2019. Dr. Rosellini is the father of William Rosellini our Chief Executive Officer.

On August 21, 2016, NRose, LLC entered into a contribution agreement with the Company to acquire 50,000 shares of Common Stock and 50,000 warrants to purchase 50,000 shares of Common Stock at a strike price of $2.00 per share with a term of 36 months.  Nancy Rosellini has the sole power to vote and dispose of the shares/warrants held by the NRose, LLC. The shares of Common Stock and the warrants were purchased from the Company pursuant to the Company’s private placement which closed on December 2, 2016. The warrants are currently exercisable and expire on August, 21, 2019. Nancy Rosellini is the mother of William Rosellini, our Chief Executive Officer.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – RELATED PARTY TRANSACTIONS (Continued)

Effective December 1, 2016, Brian Blischak, our President and Chief Commercial Officer, pursuant to the 2016 Omnibus Incentive Plan was granted an initial grant of 1,150,000 non-transferable stock options to purchase shares of the Company’s Common Stock, consisting of 500,000 incentive stock options (“ISO”), and 650,000 non-qualified stock options (“NQSO”). With respect to the ISO options, 100,000 ISO options vested on the Effective Date, and 100,000 ISO options vested on January 1, 2017.  Additional lots of 100,000 ISO options each shall vest on January 1, 2018, 2019 and 2020. With respect to the NQSO options, 38,000 NQSO options vested on the Effective Date, and 17,000 NQSO options vested on January 1, 2017. An additional 17,000 options shall vest on the first day of each month thereafter until all NQSO options are fully vested on December 1, 2019.  As of March 28, 2017, a total of 289,000 ISO and NQSO options were vested but none exercised. The exercise price of all options is $1.00 per share and the options shall expire in eight years from the date of vesting.

NOTE 5 – INVESTMENTS

As of December 31, 2016 investments consists of the following, all of which are being accounted for under the cost method. See Note 2 – Summary of Significant Accounting Policies.

Name of Investment	Shares	Book Value

Nuviant Medical Inc.	1,735,000	$173,500
MicroTransponder Inc	167	69,472
Emeritus Clinical Solutions, Inc.	389	79,388
Total Investments		322,360

Less Impairment		(173,500)

Net Investments		$148,860

The Company has recorded impairment of $173,500 on its investment in Nuviant Medical Inc., due to a significant change to Nuviant Medical Inc.’s  financial condition.

NOTE 6 – NOTES PAYABLE

During the year ended December 31, 2015, the Company did not have any notes payable.

The Company's Executive Vice President of Finance loaned $415 to the Company. The loan is non-interest bearing with no set terms of repayment. The loan is outstanding as of December 31, 2016.

During the year ended December 31, 2016, the Company incurred the following notes payable:

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – NOTES PAYABLE (Continued)

During the 12 months ended December 31, 2016, the Company held notes payable with two stockholders in the amount of $10,000 each, which bear interest at the rate of 12% per annum and mature March 31, 2018. One note payable with a stockholder in the amount of $10,000 was paid in full along with $1,200 in accrued interest during the year ended December 31, 2016.

The Company has a revolving credit card with BB&T Financial with an outstanding balance of $14,633 as of December 31, 2016 with a credit limit of $60,000 and a current APR of 25.4%. And a revolving credit card with Comerica Bank with an outstanding balance of $180 as of December 31, 2016 with a credit limit of $11,000 with a current APR of 0%.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company is subject to a patent royalty agreement that requires 3% of Net Product Sales received from commercialization of the patents or other intellectual property acquired in the Merger with NXDE. To be paid to NXDE, LLC. No sales have been generated from any of the acquired patents or intellectual property.

The Company acquired a non-exclusive license to a portfolio of 86 patents and is subject to a 6% royalty to Magnus IP GmbH of the Net Sales of all licensed products sold, licensed, leased or otherwise disposed pursuant to the license. No sales have been generated from the licensed intellectual property.

NOTE 8 – INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the years ended December 31, 2016 and 2015 to the Company’s effective tax rate is as follows:

	Years Ended
	December 31, 2016	December 31, 2015

Statutory federal income tax rate	-34%	-34%
State income tax, net of federal benefits	-6%	-6%
Valuation allowance	40%	40%
Income tax provision (benefit)	0%	0%

The benefit for income tax is summarized as follows:

	Years Ended
	December 31, 2016	December31, 2015
Federal
Current	$541,000	$300
Deferred	—	—
State
Current	95,000	50
Deferred	—	—
Change in valuation allowance	(636,000)	(350)
Income tax provision (benefit)	$—	$—

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2015 and 2014 are as follows:

	Years Ended
	December 31, 2016	December 31, 2015

Deferred tax asset
Net operating loss carryforwards – tax effect	$636,350	$350
Valuation allowance	(636,350)	(350)
Deferred tax asset, net of allowance	$—	$—

As of December 31, 2016 and 2015, the Company had $1,592,338 of Federal and State net operating loss carryovers (“NOLs”) which begin to expire in 2035. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against the entire deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

The Company files U.S. Federal and Kentucky tax returns that are subject to audit by tax authorities beginning with the year ended December 31, 2015. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

NOTE 9 – 2016 OMNIBUS INCENTIVE PLAN

The Company may, from time to time, issue certain equity awards pursuant to our 2016 Omnibus Incentive Plan (the "Plan''). The Plan was adopted by our Board of Directors on January 2, 2016 and was subsequently approved by our shareholders. As of December 31, 2016, options to purchase a total of 2,332,000 shares of the Company's common stock were issued under the Plan, all with an exercise price of $1.00 per share. 138,000 vested immediately upon grant and the remaining vest in varying amounts ranging from 100,000 annually to monthly increments ranging from 3,333 to 17,000 based on individual stock option agreements. Each option has a three-year term starting on each date of vesting.

The Plan will be administered by a Committee of two or more non-employee Directors designated by the Board once outside Directors have been elected to the Board. In the interim the Board shall perform the requisite duties of the Committee with respect to awards made. The Committee currently determines to whom awards are made, the timing of any such awards, the type of securities, and number of shares covered by each award, as well as the terms, conditions, performance criteria, restrictions and other provisions of awards. The Committee has the authority to cancel or suspend awards, accelerate the vesting or extending the exercise period of any awards made pursuant to the Plan.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – 2016 OMNIBUS INCENTIVE PLAN (Continued)

Shares Available under the 2016 Omnibus Incentive Plan

The maximum shares available for issuance under the Plan are 5,000,000, subject to adjustment as set forth in the Plan. Any shares subject to an award that expires, is cancelled or forfeited or is settled for cash shall, to the extent of such cancelation, forfeiture, expiration or cash settlement, again become available for awards under the Plan. The Committee can issue awards comprised of restricted stock, stock options, stock appreciation rights, stock units and other awards, as set forth in the Plan.

Transferability

Except as otherwise provided in the Plan, (i) during the lifetime of a Participant, only the Participant or the Participant’s guardian or legal representative may exercise an option or stock appreciation right, or receive payment with respect to any other award and (ii) no award may be sold, assigned, transferred, exchanged or encumbered, voluntarily or involuntarily, other than by will or the laws of descent and distribution.

Change in Control

In the event of a merger, the surviving or successor entity (or its parent) may continue, assume or replace outstanding awards as of the date of the relevant transaction and such awards or replacements therefore shall remain outstanding and be governed by their respective terms. Such awards or replacements can be executed in part on the condition that the contractual obligations represented by the award are expressly assumed by the surviving or successor entity (or its parent) with appropriate adjustments to the number and type of securities subject to the award and the exercise price thereof so as to preserve the intrinsic value of the award existing at the time of the relevant transaction. Alternatively, the surviving or successor entity (or its parent) could issue to a Participant a comparable equity-based award that preserves the intrinsic value of the original award existing at the time of the relevant transaction and contains terms and conditions that are substantially similar to those of the award.

If and to the extent that outstanding awards under the Plan are not continued, assumed or replaced in connection with a merger or relevant corporate transaction, then all outstanding awards shall become fully vested and exercisable for such period of time prior to the effective date of the relevant transaction as is deemed fair and equitable by the Committee and shall terminate at the effective date of said transaction.

NOTE 10 –EQUITY

Common and Preferred Stock

The Company’s Articles of Incorporation authorize 75,000,000 shares of Common Stock, $0.001 par value, and 25,000,000 shares of Preferred Stock, $0.001 par value. The Articles of Incorporation were amended on February 22, 2016 to cancel the authorization of Preferred Stock.

Common Stock Issuances

On December 15, 2015, the Company issued 500,000 shares of its common stock to its Chief Operating Officer for the sum of $500 at the par value of $0.001. 212,000 shares of the 500,000 shares became vested upon issue and the remaining 288,000 shares shall vest over a 36 month period at the rate of 8,000 shares per month. Vesting began on January 1, 2016.  No other shares were issued during the year ended December 31, 2015.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – EQUITY (Continued)

During the year ended December 31, 2016, the Company:

(i)
Issued to its Interim Chief Financial Officer 252,000 shares of restricted Common Stock of the Company for certain accounting and budget-related services rendered as well as serving as Interim CFO until such time as a permanent CFO was hired. As of December 1, 2016 148,000 shares were vested and the remaining 104,000 shares vest at the rate of 8,000 shares per month over a term of 13 months from December 1, 2016. The shares were valued at $252.

(ii)
Issued to Rosellini Scientific, LLC 13,200,000 shares of Common Stock in exchange for 1,675,000 shares of common stock in Nuviant Medical Inc., a Nevada corporation, 175 shares of common stock in Emeritus Clinical Solutions, Inc., a Delaware corporation, 167 shares of common stock in MicroTransponder, Inc., a Delaware corporation, the assignment of one Federal NIH Grant in the amount of $218,377 and one State of Kentucky Matching Funds Grant in the amount of $150,000. Mr. Rosellini, the CEO of the Company, is the sole Member and Manager of Rosellini Scientific, LLC.  The shares had a fair value of $272,686 on the date of issuance and were valued based on the value of the contributed assets as the Company’s shares had no ascertainable value as of the date of issuance of the shares. This was in accordance with ASC 845, Nonmonetary Transactions, whereby nonmonetary assets acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered or received, whichever is more clearly evident. In this case the value of the contributed assets was more ascertainable than the value of the shares issued.

On December 15, 2016, pursuant to the terms of the License Agreement, Mr. Rosellini sold, assigned and transferred any and all of his right, title and interest in and to the License owned by him related to the Siemens Patents to the Company pursuant to the Patent License Asset Purchase Agreement (the “Purchase Agreement”). As consideration for the transfer of the Siemens Patents and the License related thereto, the Company paid to Mr. Rosellini the sum of $140,000 in cash and will issue to Mr. Rosellini 3,050,000 shares of the Company’s restricted common stock valued at $3,050,000. The Company has not yet issued the shares of restricted common stock.

(iii)
Issued 1,800,000 shares of restricted common stock to its Vice President of Clinical Affairs in return for 214 shares of common stock of Emeritus Clinical Solutions, Inc., a Delaware corporation, and 60,000 shares of common stock of Nuviant Medical, Inc., a Nevada corporation. The shares had a fair value of $49,673 on the date of issuance and were valued based on the value of the contributed assets as the Company’s shares had no ascertainable value as of the date of issuance of the shares. This was in accordance with ASC 845, Nonmonetary Transactions, whereby nonmonetary assets acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered or received, whichever is more clearly evident. In this case the value of the contributed assets was more ascertainable than the value of the shares issued.

(iv)
Issued 1,659,943 shares of common stock to the stockholders of NXDE, pursuant to the terms of the Merger Agreement (see Note 1 Business – Acquisition), in exchange for 10,222,137 shares of Series A Preferred Stock and 832,034 shares of Series B Preferred Stock, or 100% of the issued and outstanding preferred stock of NXDE. The shares had a fair value of $4,505,486 on the date of issuance.

(v)
Pursuant to the Merger Agreement and subsequent to the Merger, the Company exchanged $950,000 in NXDE stockholder loans and $337,564 in accrued interest related to those loans for 1,287,564 Units in the Private Placement at $1.00 per Unit, each Unit consisting of one share of restricted common stock and one warrant to purchase one additional share of restricted common stock. The warrants have an exercise price of $2.00 per share and expire 36 months from the date of issue. For information regarding the Private Placement, see Note 10 - Equity – Warrants, below.  The shares of Common Stock issued as part of the Units had a fair value of $1,287,564 on the date of issuance.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – EQUITY (Continued)

(vi)	As of December 31, 2016, $2,860,946 in Units were issued for cash in the Private Placement, resulting in 2,840,946 shares of restricted Common Stock being issued and 20,000 shares not yet issued.

(vii)	As of December 31, 2016, 146,500 shares of restricted Common Stock of the Company have been issued for certain legal services rendered to third-party consultants. The shares were valued at $146,500.

(viii)
As of December 31, 2016, 25,000 shares of restricted Common Stock of the Company have been issued for certain research and development consulting services rendered to third-party consultants. The shares were valued at $25,000.

Option Grants

The Company may, from time to time, issue certain equity awards pursuant to our 2016 Omnibus Incentive Plan (the “2016 Plan”). The 2016 Plan was adopted by our Board of Directors on January 2, 2016 and was subsequently approved by our shareholders on January 2, 2016. The Company reserved 5,000,000 shares of common stock for issuance pursuant option grants under the 2016 Plan. During the twelve months ended December 31, 2016, the Company issued stock options to purchase a total of 2,332,000 shares of the Company’s common stock under the 2016 Plan, all with an exercise price of $1.00 per share, as follows:

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

(ii)
Granted to the Company’s Vice President Clinical Affairs 252,000 three-year nonqualified options to purchase 252,000 shares of common stock, with an exercise price of $1.00 per share. The options vest in monthly increments of 7,000 shares, with the three-year term for each option beginning upon each date of vesting.  The fair value of the options was determined to be $47,056 using the Black-Scholes Option Pricing Model.  The Vice President of Clinical Affairs resigned effective December 31, 2016 and all options granted to such officer were cancelled.

(iii)
Granted to Chief Clinical Engineering Officer 252,000 three-year nonqualified options to purchase 252,000 shares of common stock, with an exercise price of $1.00 per share. The options vest in monthly increments of 7,000 shares, with the three-year term for each option beginning upon each date of vesting.  The fair value of the options was determined to be $47,056 using the Black-Scholes Option Pricing Model.

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

(v)
Granted to the Chief Financial Officer 306,000 three-year incentive stock options to purchase 306,000 shares of common stock, with an exercise price of $1.00 per share. The options vest in monthly increments of 8,500 shares, with the three-year term for each option beginning upon each date of vesting.  The fair value of the options was determined to be $66,233 using the Black-Scholes Option Pricing Model.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – EQUITY (Continued)

(vi)
Granted 1,150,000 stock options to purchase shares of the Company’s Common Stock, consisting of 500,000 incentive stock options (“ISO”), and 650,000 non-qualified stock options (“NQSO”). With respect to the ISO options, 100,000 ISO options vested on the Effective Date, and 100,000 ISO options vested on January 1, 2017.  Additional lots of 100,000 ISO options each shall vest on January 1, 2018, 2019 and 2020. With respect to the NQSO options, 38,000 NQSO options vested on the Effective Date, and 17,000 NQSO options vested on January 1, 2017. An additional 17,000 options shall vest on the first day of each month thereafter until all NQSO options are fully vested on December 1, 2019. The exercise price of all options is $1.00 per share and the options shall expire in eight years from the date of vesting. The fair value of the options was determined to be $365,343 using the Black-Scholes Option Pricing Model.

(vii)
Granted to the Director of Clinical Research 120,000 three-year incentive stock options to purchase 120,000 shares of common stock, with an exercise price of $1.00 per share. The options vest in monthly increments of 3,333 shares, with the three-year term for each option beginning upon each date of vesting.  The fair value of the options was determined to be $25,974 using the Black-Scholes Option Pricing Model.

The options were valued at $593,775 using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.68%
Expected life	6.73 years
Expected dividends	0.00%
Expected volatility	42.88.%
Fair value of Company's common stock	$1.00

Aggregate options expense recognized for the year ended December 31, 2016 was $82,284.

As of December 31, 2016, there were 2,668,000 shares available for grant under the 2016 Plan.

Warrants

On February 1, 2016, the Company initiated a private placement for the sale of up to 5,500,000 units (the “Units”) at $1.00 per Unit (the “Private Placement”). Each Unit consists of one share of restricted common stock and one warrant to purchase one additional share of restricted common stock. The Private Placement was closed on December 2, 2016. The warrants have an exercise price of $2.00 per share and expire 36 months from the date of issue. The warrants have limited transferability to an affiliate of the holder only, cannot be sold as a warrant and do not contain cashless exercise provisions. The warrants do not include any terms or contracts to issue additional shares and have no liquidation preferences or participation rights.

During the year ended December 31, 2016, the Company issued a total of 4,128,510 warrants to purchase shares of the Company’s common stock pursuant to the Private Placement, as follows:

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

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – EQUITY (Continued)

(iii)
As of December 31, 2016, $2,860,946 in Units have been subscribed in the Private Placement associated with cash subscriptions, resulting in 2,840,946 warrants being issued and 20,000 warrants not yet issued.

As of December 31, 2016, no warrants have been exercised.

As of December 31, 2016, a total of 4,128,510 shares of Common Stock of the Company have been reserved for issuance upon exercise of the warrants.

Stock option activity, both within and outside the Plan, and warrant activity for the year ended December 31, 2016, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at January 2, 2016	—	$—	—	$—
Granted	2,584,000	1.00	4,128,510	2.00
Canceled	252,000	1.00	—	—
Expired	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2016	2,332,000	$1.00	4,128,510	$2.00
Exercisable at December 31, 2016	292,000	$1.00	4,128,510	$2.00

The range of exercise prices and remaining weighted average life of the options outstanding at December 31, 2016 were $1.00 to $1.00 and 3.88 to 9.45 years, respectively. The aggregate intrinsic value of the outstanding options at December 31, 2016 was $593,775.

The range of exercise prices and remaining weighted average life of the warrants outstanding at December 31, 2016 were $2.00 to $2.00 and 2.11 to 2.86 years, respectively. The aggregate intrinsic value of the outstanding warrants at December 31, 2016 was $262,590.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring through the date that the financial statements were issued.

Subsequent to December 31, 2016, 175,836 shares of restricted Common Stock of the Company have been issued for certain legal and corporate consulting services rendered to third-party consultants. These shares were valued at $175,836.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SUBSEQUENT EVENTS (Continued)

January 1, 2017 Appointment of Director of Emerging Therapy

On January 1, 2017, the Board of Directors of the Company, appointed Emily Hamilton, MD to serve as the Director of Emerging Therapy of the Company.

Dr. Hamilton was the President of Rosellini Scientific LLC from 2010 to 2012 where she provided leadership to position the company at the forefront of the biomedical engineering industry. At Rosellini Scientific she helped to develop a strategic plan to advance the company's scientific mission and objectives and to promote revenue, profitability and growth as an organization. She also oversaw the company operations to ensure production efficiency, quality, service, and cost-effective management of clinical and pre-clinical research. Dr. Hamilton graduated from Oklahoma State University with a degree in Physiology.  She then attended the University of Texas Medical School at Houston ('06) and went on to complete an Anesthesiology Residency.  She is board certified in Anesthesiology in Texas and for the last seven years has been affiliated with Baylor Scott & White Medical Center Plano, Medical City Dallas Hospital, Texas Health Presbyterian Hospital and Texas Health Presbyterian Hospital Dallas.

Dr. Hamilton is the wife of our CEO, William Rosellini.

January 6, 2017 Stock Exchange Agreement

On January 6, 2017, (the "Effective Date), The Company and Rosellini Scientific, LLC, a Texas limited liability company ("RS"), entered into a Stock Exchange Agreement (the “Agreement”). Subject to the terms and conditions set forth the Agreement, on the Effective Date, RS sold, transferred, and assigned to Nexeon all of its right, title and interest in and to 100 shares of common stock of MicroTransponder Inc., a Delaware corporation (the "MTI Shares") in exchange for 389 shares of common stock of Emeritus Clinical Solutions, Inc. (formerly Telemend, Inc.), a Texas corporation, owned by Nexeon and Nexeon sold, transferred and assigned to RS 389 shares of common stock of Emeritus Clinical Solutions, Inc. (the “Emeritus Shares”) in exchange for the 100 MTI Shares (the MTI Shares and Emeritus Shares are collective referred to as the “Exchange Shares”).

January 10, 2017 Acquisition Agreement

On January 10, 2017, Rosellini Scientific, LLC, (“RS”) and Nexeon Medsystems Europe, S.a.r.l., a Luxembourg private limited liability company (hereinafter referred to as “Nexeon Europe”), which is a wholly-owned subsidiary Company, and in the presence of Nexeon Medsystems Belgium, SPRL, a company incorporated under the laws of Belgium, (hereinafter referred to as “NMB”), entered into an Acquisition Agreement. RS is the sole shareholder of NMB owning 107,154 shares (the “Shares”).

Pursuant to the Acquisition Agreement, RS is granting to Nexeon Europe the exclusive and irrevocable right to purchase the Shares upon the terms and conditions set forth in the Acquisition Agreement (the “Right to Purchase”). The consideration for the Right to Purchase is US $1,000 (the “Acquisition Price”). Nexeon Europe shall have the right to exercise the Right to Purchase commencing from the date of the Acquisition Agreement and terminating on December 31, 2017 (the “Acquisition Period”). In the event Nexeon Europe exercises the Right to Purchase, the Agreement shall be automatically deemed converted into and considered a share transfer agreement for the purchase of the Shares and the Acquisition Price shall be considered the Purchase Price of the Shares and shall be deemed to have been satisfied by Nexeon Europe to RS as of the date of the Acquisition Agreement. If Nexeon Europe elects not to exercise the Right to Purchase on or before December 31, 2017, then the Acquisition Agreement shall become null and void and of no further force and effect.

Pursuant to the terms of the Acquisition Agreement, closing of the transaction is conditioned upon the delivery to Nexeon Europe of a two year audit for years ending December 31, 2015 and 2016 of NMB, to be completed by April 15, 2017. RS shall be solely responsible and liable for any and all fees, costs and expenses associated with such audit.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SUBSEQUENT EVENTS (Continued)

Description of Nexeon Medsystems Belgium, SPRL

Nexeon Medsystems Belgium, SPRL, formerly known as Rosellini Scientific Benelux, is wholly-owned subsidiary of RS and is a medical device manufacturing company. NMB was originally formed in 2013 and is located in Liege, Belgium. NMB has previously received a number of subsidies from the government of the Walloon region in Belgium to develop active implantable medical devices.  In addition, NMB has acquired assets related to an implantable neurostimulation device system, the Synapse™, for use in the treatment of neurological diseases.  The Synapse™ was previously issued a CE Mark for use in the treatment of certain movement disorders associated with Parkinson's disease.  It also is being manufactured for a number of commercial partners, including Galvani Bioelectronics and John Hopkin's University, for use in their various research projects.

Description of Nexeon Europe

Nexeon Europe is a wholly owned subsidiary of the Company formed on October 28, 2016. The Company and Nexeon Europe are part of the Nexeon group of companies (the “Group”) that is currently being restructured in order to achieve a more efficient and cost-effective Group structure.

Loan Agreement and Promissory Note

In connection with the Acquisition Agreement described above and based on the contemplation that Nexeon Europe shall acquire all of the shares of NMB, Nexeon Europe (Lender) and NMB (Borrower) entered into a Loan Agreement and related Promissory Note pursuant to which Nexeon Europe agrees to make a loan to NMB in the aggregate principal amount of EUR 1,000,000 (One Million Euros) (the “Loan”). The Loan shall mature on the first Business Day falling one (1) year from the date of the Loan Agreement (the “Maturity Date”). The Maturity Date shall be extended and the term of the Loan Agreement automatically renewed for successive thirty (30) day periods unless the NMB notifies the Nexeon Europe within ten (10) days of the then upcoming Maturity Date that it intends to repay the full amount or the then outstanding amount of the Loan prior to the upcoming Maturity Date. NMB may repay, either partially or entirely, the Loan and/or accrued interest thereon at any time prior to the Maturity Date without penalty, upon giving at least two (2) Business Days’ prior written notice to Nexeon Europe. NMB and Nexeon Europe may also agree to settle the Loan through the inter-company account netting procedure or to capitalize as an investment in the subsidiary.

The Loan shall bear interest at the rate of 5% per annum. Accrued interest on the unpaid principal amount of the Loan shall be payable on the Maturity Date. Accrued interest on any partial repayment of the Loan shall be payable on the earlier of the date of repayment or the first business day of the month following partial repayment.

As of March 28, 2017, $592,059 has been loaned to NMB pursuant to the terms of the Loan Agreement and Promissory Note.

Security Agreement

As collateral security for the payment in full when due (whether at stated maturity, by acceleration or otherwise) of the Loan, NMB pledged and granted to Nexeon Europe a security interest in all of NMB’s right, title and interest in, to and under all of its properties, including but not limited to personal and real property, in each case whether tangible or intangible.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SUBSEQUENT EVENTS (Continued)

Services Agreements for Common Stock

On December 9, 2016, Nexeon Medsystems Puerto Rico, a wholly owned subsidiary of the Company, entered into a services agreement with Adaptive Business Solutions, LLC to provided corporate structuring consulting services in exchange for $60,000 in restricted shares of the Company’s common stock. No stock was issued at the time the agreement was entered into in 2016. In January 2017, 38,336 shares of the Company’s common stock were issued in exchange for services provided.

On February 14, 2017, the Company entered into a services agreement with ACORN Management Partners, LLC to provide strategic business outreach and strategic relations services in exchange for a monthly fee of $7,500 and $125,000 in restricted shares of the Company’s common stock. The Company has made cash payments of $7,500 and issued 125,000 shares of the Company’s commons stock in February 2017. The initial term of the agreement is six months.

On February 23, 2017, the Company entered into a services agreement with Sichenzia Ross Ference Kesner, LLP to provide drafting and filing of a registration statement on Form S-1for a flat rate of $40,000.  The fee shall be paid $20,000 in cash and $20,000 in restricted shares of the Company’s common stock. The Company has issued 12,500 shares of the Company’s commons stock and made cash payments of $12,500 in February 2017.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our accountants during the last two fiscal years, and we have not had any material disagreements with our existing accountants during that time.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective due to a material weakness identified which is described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness, as of December 31, 2016, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2016, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company as of March 29, 2017:

Name	Age	Position	Director Since

William Rosellini	37	Chief Executive Officer, Director	February 1, 2016
Brian Blischak	52	President and Chief Commercial Officer
Mark C. Bates	56	Chief Innovation Officer, Director	February 16, 2016
Ronald Conquest	72	Executive Vice President of Finance, Director	December 7, 2015
Emily Hamilton	36	Director of Emerging Therapy
Kent George	57	Director	January 1, 2017
Michael Neitzel	38	Director	January 1, 2017
Christopher R. Miller	48	Chief Financial Officer

Biographical Information

William Rosellini, JD, MBA

William Rosellini has served as Chief Executive Officer and as a Director of the Company since February 1, 2016. Since 2005, Mr. Rosellini has served as Chairman of Rosellini Scientific, LLC, which develops medical rehabilitation devices to support patients post-procedure. We believe that Mr. Rosellini is qualified to serve on our Board of Directors due to his role in founding the Company and in the development of its business strategy, as well as his experience developing medical devices. Mr. Rosellini received separate Masters Degrees in the fields of Regulatory Science and Regulatory Affairs, Computational Biology, Neuroscience, and Accounting. Additionally, Mr. Rosellini secured an MBA from the University of Texas at Dallas and a Juris Doctor from the Hofstra University School of Law. He previously founded and led Lexington Technology Group, LLC, a company commercializing a database solutions, Sarif Biomedical LLC, a stereotactic microsurgery company, and Telemend Medical, a clinical engineering services company. Mr. Rosellini does not currently serve as a member of the Board of Directors for any other public companies. However, Mr. Rosellini, beginning in September 2014, is a Director and Chief Executive Officer of Nuviant Medical, Inc., a company which has acquired medical patents originating in Europe and which it is attempting to commercialize into two medical products. For a discussion of the conflicts of interest involved in Mr. Rosellini’s and other members of management’s other business endeavors see “Conflicts of Interest” below.

Brian Blischak, MBA

Brian Blischak has served as the Company’s President and Chief Commercial Officer since December 1, 2016.  Mr. Blischak has over 20 years of experience in the medical device field and 16 years of experience in neuromodulation serving in senior commercial operations and executive roles for ImThera Medical and St. Jude Medical.  Prior to his appointment as President and Chief Commercial Officer, he served for four years as Senior Vice President of Sales and Marketing at ImThera Medical, Inc., a developer of an implantable neurostimulation system for sleep apnea.  Prior to that, Mr. Blischak spent twelve years in the St. Jude Medical Neuromodulation Division, where he led the commercialization and launch of two major deep brain stimulation product families consisting of over 20 products in more than 15 countries, including the patient recruitment efforts for two pivotal Investigational Device Exemption (“IDE”) studies for Parkinson's disease and essential tremor and two IDE feasibility studies for major depressive disorder.

Mark C. Bates

Dr. Mark C. Bates, MD, DSc. (hon), FACC, FSCAI, FSVM has served as Chief Innovation Officer and as a Director of the Company since February 16, 2016.  Dr. Bates was responsible for leading NXDE through several important milestones including: manufacturing facility quality systems development and ISO certification, managing products through clinical trials, spinout and merger of the stent portfolio with CeloNova BioSciences in 2011, sale of an inventory saving system to BioSensors International in 2013, and the sale of a cell therapy regenerative medicine portfolio to Cook Medical in 2014.  Since 2011 he has been on the board of CeloNova BisoSciences, which recently sold their embolization portfolio to Boston Scientific.  Since 2001 he has been the co-director of a CAMC Vascular Center of Excellence in Charleston, West Virgina and has more than 20 years of interventional cardiology and endovascular surgery experience during which time he has performed or supervised thousands of coronary and peripheral procedures.  In addition to the patents in our Company, Dr. Bates has been named as inventor or co-inventor on over 100 U.S. and Foreign Patents in the medical field, but not all of these patents have led to commercialization.  Over the past five years, Dr. Bates has stayed involved in teaching with a part-time faculty position as Professor of Medicine and Surgery at West Virginia University School of Medicine in Charleston, West Virginia. Dr. Bates does not currently, and has not for the last five years, served as a member of the Board of Directors for any other public companies.

Kent J. George, JD

Mr. George has served as a Director of the Company since January 1, 2017. Mr. George has been associated with Robinson & McElwee PLLC, a mid-Atlantic corporate law firm, since 1987.  He served as the Managing Member from 1999 through 2014 and has served as the Chief Executive Officer since 2014. With over three decades of experience in commercial transactions representing public and private companies, Mr. George has been recognized for his work in real estate by Chambers USA since 2014 and is AV peer-rated by Martindale-Hubbell. His practice focuses upon business transactions, including mergers and acquisitions, business litigation, arbitration and dispute resolutions and real estate transactions (retail, industrial, resort, lodging, and other commercial development projects). Mr. George holds a B.A. from Swarthmore College, a J.D. from the University of Chicago and a B.A. and M.A. (Law) from Oxford University.

Michael Neitzel, MBA

Mr. Neitzel has served as a Director of the Company since January 1, 2017.  Mr. Neitzel has been with DartPoints Holdings, LLC (“DartPoints”), a data center construction and management firm since January 2014 and currently serves as a Managing Partner, where he leverages his 15 years of experience in real estate acquisition, design, and construction management to the delivery and operation of the data centers. Prior to DartPoints, Mr. Neitzel was with Gehan Homes from 2009 until 2014, a privately held homebuilder headquartered in Dallas, Texas, and has held management positions for both public and private, large-scale building companies where his responsibilities included deal flow sourcing, acquisition, and development and delivery of subdivisions throughout Texas. Mr. Neitzel holds a B.A. in business administration from the University of Kansas and an MBA in finance from Southern Methodist University.

Ronald Conquest

Mr. Conquest served as the Chief Operating Officer and a Director of the Company from inception on December 7, 2015 until October 16, 2016, when he was appointed to the office of Executive Vice President of Finance, remaining as a Director of the Company. Since 2009, Mr. Conquest has served as Chairman and CEO of WindGen Energy, Inc. (WGEI.PK) (“WindGen”), which holds royalty agreements that will pay WindGen royalties for the sale of small wind turbines in the United States, Canada, the United Kingdom and the Republic of Ireland. WindGen is currently delinquent in its SEC filings since 2012.

Mr. Conquest’s executive experience includes Chairman of the Board and CEO-level corporate management along with domestic and international corporate finance. Mr. Conquest’s corporate operating experience includes being responsible for the day-to-day operations for RH Energy, Inc., an Oklahoma-based oil & gas company with 200 employees from January 1979 to December 1983; from January 1984 to December 1988, he served American Medical Support, Inc., an Oklahoma-based multi-state medical oxygen company with 50 employees; from January 1989 to February 1999, Mr. Conquest was the Managing Director of Warwick Clarendon Investors and the Conquest Group involved in Boutique Investment Banking and Acquisitions and Mergers on both a National and International basis; from March 1999 to October 2001, he was employed by FTM Media, Inc., a California-based website development company with 100 employees; and from 2005 to 2009 GEM Distribution Systems, LLC, an Arizona-based candy and tobacco distribution company with 25 employees. Mr. Conquest became a Director of Nuviant Medical Inc from its inception in 2014 to present. In September of 2015 to present Mr. Conquest became the Chief Operating Officer of Rosellini Scientific, LLC.

Mr. Conquest is currently a member of the Board of Directors of WindGen.  Other than WindGen, Mr. Conquest is not currently, and has not for the last five years, served as a member of the Board of Directors of any other public companies.

Emily Hamilton, M.D.

Dr. Hamilton was the President of Rosellini Scientific LLC from 2010 to 2012 where she provided leadership to position the company at the forefront of the biomedical engineering industry. At Rosellini Scientific she helped to develop a strategic plan to advance the company's scientific mission and objectives and to promote revenue, profitability and growth as an organization. She also oversaw the company operations to ensure production efficiency, quality, service, and cost-effective management of clinical and pre-clinical research. Dr. Hamilton graduated from Oklahoma State University with a degree in Physiology.  She then attended the University of Texas Medical School at Houston ('06) and went on to complete an Anesthesiology Residency.  She is board certified in Anesthesiology in Texas and for the last seven years has been affiliated with Baylor Scott & White Medical Center Plano, Medical City Dallas Hospital, Texas Health Presbyterian Hospital and Texas Health Presbyterian Hospital Dallas.

Christopher R. Miller

Mr. Miller served as Interim Chief Financial Officer (“CFO”) of the Company since January 1, 2016 and was appointed as the Chief Financial Officer on December 1, 2016. Since 2002, Mr. Miller has been providing financial and business development consulting and interim CFO services, with a focus on early-stage companies. From 2006 to 2008, Mr. Miller provided public company valuation, financial modeling and due diligence services to Doherty & Company, LLC, a Los Angeles based broker-dealer specializing in venture capital, private equity funding, mergers and acquisitions advisory and valuations for early-stage companies. From June 2009 to June 2010, Mr. Miller served as a member of the Board of Directors of WindGen Energy, Inc. (WGEI.PK). Other than the foregoing, Mr. Miller does not currently, and has not for the last five years, served as a member of the Board of Directors for any public companies.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive, financial and accounting officers (or persons performing similar functions), a copy of which is filed as Exhibit 14.1 to the Company’s Form 10 Registration Statement filed with the SEC on July 6, 2016.

Board Composition and Election of Directors

Our Board of Directors is currently comprised of five members. Pursuant to our Articles of Incorporation and Bylaws, Directors shall hold office until the next annual meeting of the stockholders and until his or her successor shall be elected and qualified. Directors may be removed, with or without cause and from time to time, as provided by Chapter 78 of the Nevada Revised Statues then in effect.

Indemnification of Directors and Officers

Our Officers and Directors are indemnified as provided by the Nevada Revised Statutes (“NRS”) and our Bylaws. Under the NRS, unless modified by a corporation's Articles of Incorporation, a Director is not liable to a corporation, its stockholders, or creditors for damages unless the Director's action or failure constituted a breach of fiduciary duty and such breach involved intentional misconduct, fraud, or a knowing violation of law. Our bylaws provide that we will indemnify our Directors and Officers to the fullest extent permissible under Nevada law if such person acted in good faith and in a manner which such person reasonably believed to be in, or not opposed to, the best interests of the Company and, with respect to any criminal action, had no reasonable cause to believe such conduct was unlawful. The Company has entered into Indemnification Agreements with each of its Directors, a copy of which is filed as Exhibit 10.07 of the Company’s Form 10 Registration Statement filed with the SEC on July 6, 2016.

The Company may purchase and maintain Directors and Officers liability insurance or make other financial arrangements on behalf of any individual entitled to indemnity. Our Bylaws also provide that we will advance all expenses incurred to any person entitled to indemnity upon receipt of an undertaking by, or on behalf of, such person to repay said amounts should it be ultimately determined that the person was not entitled to indemnification.

Audit Committee, Compensation Committee and Nominating Committee

As of December 31, 2016, we had no formal Audit Committee, Compensation Committee or Nominating Committee.  Our Board of Directors makes all decisions that an Audit Committee would ordinarily make.  We have determined that the Company does not have a member of its Board of Directors that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

On January 1, 2017, the Board of Directors of the Company elected Kent J. George and Michael Neitzel as independent Directors of the Company. The director independence rules of NASDAQ require listed companies to have an Audit Committee of at least three members, each of whom (in addition to satisfying other conditions) is an independent director. The Company’s Board currently acts as the Audit Committee and, therefore, would not meet this NASDAQ requirement. Upon election of the independent directors, the Audit Committee and Compensation Committee were established and the Directors for each committee were approved by a vote of the Board of Directors. The Audit Committee will consist of one independent director, Kent J. George as the Committee Chair Person and Ron Conquest as the other Committee Member. The Compensation Committee will consist of one independent director, Michael Neitzel as the Committee Chair Person and Dr. Mark Bates as the other Committee Member.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our consolidated financial statements. In addition, we believe that at this time, retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues to date.

Director Independence

As of December 31, 2016, our Board of Directors was composed of three members, none of whom qualified as independent Directors in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the Directors are not, and have not been for at least three years, one of our employees and that neither the Directors, nor any of their family members, had engaged in various types of business dealings with us. In addition, our Board of Directors has not made a subjective determination that no relationships exist, which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our Board of Directors would have reviewed and discussed information provided by the Directors and us with regards to each Director’s business and personal activities and relationships as they may relate to us and our management. As of January 1, 2017, Kent J. George and Michael Neitzel were appointed to the Board of Directors.  Each meets the standard of an independent director set forth above.

Conflicts of Interest

Since we do not have an Audit or Compensation Committee comprised of independent Directors, nor has the Board established a Nominating Committee, the functions that would have been performed by such committees are performed by our Board of Directors. The Board is of the opinion that such committees are not necessary given the Company’s early stage of development. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Rosellini Scientific, LLC is a company wholly-owned by Mr. Rosellini which acquires interests in other companies such as Nexeon and Nuviant Medical Inc. in exchange for Rosellini Scientific assets. Rosellini Scientific will not acquire any such properties in the future that are not first offered to Nexeon and voted on by its Board of Directors with Mr. Rosellini abstaining. There has been no conflict of interest between Nexeon and Nuviant because Nexeon’s patents were acquired from NXDE, a company with which Mr. Rosellini had no affiliation and because the majority of Nuviant’s assets were acquired from a European company with which Mr. Rosellini had no affiliation prior to the acquisition of the assets by Nuviant.

Rosellini Scientific, LLC functions as the personal holding of Mr. Rosellini. In addition, Rosellini Scientific, LLC has been the source of Federal and State Grants all of which benefit and provide funding to the Company as disclosed herein. Mr. Rosellini’s work week averages 60 to 70 hours per week and approximately 10%, or 6 to 7 hours a week, are devoted to the business of Rosellini Scientific, LLC. Regardless, Mr. Rosellini is devoting, at a minimum, in excess of 40 hours a week to the Company. Mr. Rosellini is fully aware of his fiduciary responsibilities and to the principles of the Corporate Opportunity Doctrine as they relate to the Company. There can be no assurance that a material conflict of interest will not occur in the future. In the event a potential conflict should occur, it will be fully disclosed to the Company’s Board of Directors for a determination by the Board as to the relevance and/or solution in order to avoid such potential conflict. As of the date of this filing, Mr. Rosellini, to the best of his knowledge and belief, is unaware of any material conflicts.

All potential or actual conflicts of interest for all of the Company’s officers and directors have been approved by the Board of Directors (with abstention by the conflicted Director) pursuant to our Code of Business Conduct and Ethics. Such Board approval for conflict of interest transactions is consistent with Nevada corporate law statutes.

Family Relationships

As of December 31, 2016, there are no family relationships of any kind among our Executive Officers, Directors or persons nominated or chosen by us to become Executive Officers or Directors.

The following reflect disclosure of family relationships of shareholders related to William Rosellini, our CEO and largest shareholder of the Company:

Michael Rosellini is the beneficial owner of 1,217,000 shares of Common Stock of the Company and 1,217,000 warrants to acquire another 1,217,000 shares of Common Stock of the Company as follows: (i) 617,000 shares of Common Stock and 617,000 warrants to purchase 617,000 shares of Common Stock at a strike price of $2.00 per share with a term of 36 months are held by Dr. Rosellini individually. (ii) 600,000 shares of Common Stock and 600,000 warrants to purchase 600,000 shares of Common Stock at a strike price of $2.00 per share with a term of 36 months are held by the IRA Resources, FBO Randy Michael Rosellini, ROTH IRA. Dr. Rosellini has the sole power to vote and dispose of the shares held by the Roth IRA. (iii) In addition, Michael Rosellini’s wife owns 50,000 shares of Common Stock and 50,000 warrants to purchase 50,000 shares of Common Stock at a strike price of $2.00 per share with a term of 36 months held by the NRose LLC. Michael Rosellini’s wife has the sole power to vote and dispose of the shares/warrants held by the NRose, LLC. All of the shares of Common Stock and the warrants were purchased from the Company pursuant to the Company’s private placement which closed on December 2, 2016. The warrants are currently exercisable and expire on August, 21, 2019. Michael Rosellini has disclaimed beneficial ownership of the securities held by NRose, LLC. See the sections titled “Executive Compensation” under Item 11 and “Certain Relationships and Related Transactions” under Item 13 for more information. Michael Rosellini is the father of William Rosellini, our Chief Executive Officer.

On January 2, 2016, the Company issued 1,800,000 shares of its common stock to its Vice President of Clinical Affairs, Dr. Elizabeth Rosellini DDS, in return for 214 shares of common stock of Emeritus Clinical Solutions, Inc., a Delaware corporation, and 60,000 shares of common stock of Nuviant Medical, Inc., a Nevada corporation. Elizabeth Rosellini is the sister of William Rosellini, our Chief Executive Officer. Dr. Rosellini resigned as an officer of the Company on December 31, 2016.

On January 1, 2017, the Board of Directors of the Company, appointed Emily Hamilton, MD to serve as the Director of Emerging Therapy of the Company. Dr. Hamilton is the wife of our CEO, William Rosellini.  Dr. Hamilton does not own any shares of common stock of the Company, nor does she hold any options or warrants.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, requires the Company’s officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes of ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all reports that they file with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during fiscal 2016 its current officers, directors and beneficial owners of more than 10% of the Common Stock complied with all applicable Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

The tables below summarize all compensation awarded to, earned by, or paid to our Executive Officers for all services rendered in all capacities to us for the fiscal period(s) indicated.

Summary Executive Compensation

						Nonequity	Nonqualified
						incentive	deferred
				Stock	Option	plan	compensation	All other
		Salary	Bonus	Awards	Awards	compensation	earnings	compensation	Total
Name and Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

William Rosellini	2016	$—	$10,000	$—	$—	$—	$—	$—	$10,000
Chief Executive Officer	2015	$—	$—	$—	$—	$—	$—	$—	$—

Brian Blischak	2016	$20,833	$—	$—	$356,343,	$—	$—	$—	$386,176
President & Chief Commercial Officer	2015	$—	$—	$—	$—	$—	$—	$—	$—

Mark C. Bates	2016	9,900	—	—	47,056	—	—	—	56,956
Chief Innovation Officer	2015	$—	$—	$—	$—	$—	$—	$—	$—

Ronald Conquest	2016	81,500	—	—	—	—	—	6,500	88,000
Executive Vice President of Finance	2015	$—	$—	$—	$—	$—	$—	$—	$—

Elizabeth Rosellini	2016	20,000	—	—	—	—	—	—	20,000
Vice President of Clinical Affairs (Resigned effective December 31, 2016)	2015	$—	$—	$—	$—	$—	$—	$—	$—

Christopher R. Miller	2016	21,577	—	252	66,234	—	—	—	88,063
Chief Financial Officer	2015	$—	$—	$—	$—	$—	$—	$—	$—

Summary Director Compensation

The following table provides information with respect to the total compensation granted to our Directors for services as a Director as of December 31, 2016.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

William Rosellini	2016	$—	$—	$—	$—	$—	$—	$—
Mark Bates	2016	—	—	—	—	—	—	—
Ron Conquest	2016	—	—	—	—	—	—	—

On January 1, 2016, the Company entered into an Employment Agreement with Ron Conquest. On October 14, 2016, the Company entered in an Executive Services Agreement with Ron Conquest replacing the Agreement dated January 1, 2016.

On May 1, 2016, the Company entered into a Director Services Agreement with Dr. Mark Bates. On September 1, 2016, the Company entered into a subsequent Director Services Agreement with Dr. Mark Bates replacing the Agreement dated May 1, 2016.

2016 Omnibus Incentive Plan

The Company may, from time to time, issue certain equity awards pursuant to our 2016 Omnibus Incentive Plan (the "Plan''). The Plan was adopted by our Board of Directors on February 1, 2016 and was subsequently approved by our shareholders. As of December 31, 2016, incentive stock options to purchase a total of 1,178,000 and non-qualified options to purchase a total of 1,154,000 shares of the Company's common stock were issued under the Plan, all with an exercise price of $1.00 per share. 138,000 vested immediately upon grant and the remaining vest in varying amounts ranging from 100,000 annually to monthly increments ranging from 3,333 to 17,000 based on individual stock option agreements. Each option has a three-year term starting on each date of vesting.

The Plan will be administered by a Committee of two or more non-employee Directors designated by the Board once outside Directors have been elected to the Board. In the interim the Board shall perform the requisite duties of the Committee with respect to awards made. The Committee currently determines to whom awards are made, the timing of any such awards, the type of securities, and number of shares covered by each award, as well as the terms, conditions, performance criteria, restrictions and other provisions of awards. The Committee has the authority to cancel or suspend awards, accelerate the vesting or extending the exercise period of any awards made pursuant to the Plan.

Shares Available under the 2016 Omnibus Incentive Plan

The maximum shares available for issuance under the Plan are 5,000,000, subject to adjustment as set forth in the Plan. Any shares subject to an award that expires, is cancelled or forfeited or is settled for cash shall, to the extent of such cancelation, forfeiture, expiration or cash settlement, again become available for awards under the Plan. The Committee can issue awards comprised of restricted stock, stock options, stock appreciation rights, stock units and other awards, as set forth in the Plan.

Transferability

Except as otherwise provided in the Plan, (i) during the lifetime of a Participant, only the Participant or the Participant’s guardian or legal representative may exercise an option or stock appreciation right, or receive payment with respect to any other award and (ii) no award may be sold, assigned, transferred, exchanged or encumbered, voluntarily or involuntarily, other than by will or the laws of descent and distribution.

Change in Control

In the event of a merger, the surviving or successor entity (or its parent) may continue, assume or replace outstanding awards as of the date of the relevant transaction and such awards or replacements therefore shall remain outstanding and be governed by their respective terms. Such awards or replacements can be executed in part on the condition that the contractual obligations represented by the award are expressly assumed by the surviving or successor entity (or its parent) with appropriate adjustments to the number and type of securities subject to the award and the exercise price thereof so as to preserve the intrinsic value of the award existing at the time of the relevant transaction. Alternatively, the surviving or successor entity (or its parent) could issue to a Participant a comparable equity-based award that preserves the intrinsic value of the original award existing at the time of the relevant transaction and contains terms and conditions that are substantially similar to those of the award.

If and to the extent that outstanding awards under the Plan are not continued, assumed or replaced in connection with a merger or relevant corporate transaction, then all outstanding awards shall become fully vested and exercisable for such period of time prior to the effective date of the relevant transaction as is deemed fair and equitable by the Committee and shall terminate at the effective date of said transaction.

Amendment & Termination

The Plan shall remain in effect until all shares subject to it are distributed, all awards have expired or terminated, or the 10th anniversary of the Plan’s effective date; however, our Board of Directors may terminate, suspend or amend the Plan at any time. The Company shall submit any amendment to the Plan to its stockholders for approval only to the extent required by applicable laws or regulations or the rules of any securities exchange on which the Company’s shares may then be listed. No termination, suspension, or amendment of the Plan may materially impair the rights of any Participant under a previously granted award without the Participant’s consent, unless such action is necessary to comply with applicable law or stock exchange rules.

Employment Agreements

William Rosellini

The Company currently does not have a formal employment agreement with William Rosellini in his executive capacity as Chief Executive Officer.

Pursuant to the Contribution Agreement between the Company and Rosellini Scientific, LLC, any compensation paid by the Company for Mr. Rosellini’s services will be made directly to his wholly owned company, Rosellini Scientific, LLC.

Brian Blischak

Effective December 1, 2016, the Company executed an Employment Agreement with Brian Blischak in his capacity of President and Chief Commercial Officer.  The term of the Employment Agreement is four (4) years and may automatically be extended for one additional year. Upon expiration of the term of the Employment Agreement, Mr. Blischak shall remain an “at will” employee of the Company, but shall still be subject to and bound by the terms of the Employment Agreement.  The Employment Agreement provides that Mr. Blischak will have a minimum annual base salary (“Base Salary”) of $250,000. The Base Salary shall not include any benefits made available to Mr. Blischak or any contributions or payments made on his behalf pursuant to any employee benefit plan or program of the Company, including any health, disability or life insurance plan or program, 401(k) plan, cash bonus plan, stock incentive plan, retirement plan or similar plan or program of any nature.

Benefit Programs. Mr. Blischak shall be eligible to participate in various company benefit programs, as they become available, pursuant to the terms of the Company’s applicable benefit plans and policies available to other similarly situated employees of the Company.  In addition, the Company shall establish and maintain a Health Reimbursement Account (Section 105 Plan) (“HRA”) for the benefit of Mr. Blischak and his immediate family. During the term of the Employment Agreement and until Company makes available a health insurance benefit that Mr. Blischak deems superior to this arrangement, the Company shall contribute $1,350 per month to Mr. Blischak’s HRA account. Mr. Blischak will draw upon this account to pay for health insurance premiums, deductibles, co-payments and any other health care expenses permitted by the HRA Plan (“Health Costs”), and unused funds shall roll forward until thirty (30) days after the his employment terminates for any reason, at which time any remaining funds would revert to the Company. The amount of Company’s contribution to the HRA shall be reviewed and increased effective January 1 of each year of the Employment Agreement to reflect changes in Health Costs and the cost of health insurance available to Mr. Bllischak and his immediate family.

Bonus. The Employment Agreement provides that in addition to the annual Base Salary described above, Mr. Blischak shall also be eligible for an annual performance-based bonus of 30% of his annual Base Salary, to be earned by satisfactorily meeting criteria established by the Company’s Chief Executive Officer and approved by the Compensation Committee of the Board of Directors prior to March 1 each year. Mr. Blischak will receive the full 30% bonus amount if such criteria are satisfactorily met. In the event that Mr. Blischak’s performance exceeds this standard, he may be considered for a bonus in an amount larger than 30%. In the event that his performance falls short of this standard, he may receive less than the full bonus percentage. A minimum of 70% of the annual bonus compensation shall be paid in cash, and the balance shall be paid in unrestricted common stock of the Company, or such other mutually agreeable consideration. During the term of the Employment Agreement, the yearly annual bonus shall be paid within sixty (60) days of the calendar year end.

Termination.

Termination for Cause. In the event that Mr. Blischak’s employment is terminated by the Company for Cause (as defined in the Employment Agreement), Mr. Blischak shall be entitled to all accrued compensation, including vested stock and stock options, up through the date of termination but shall not be entitled to additional severance payments.

Termination without Cause or Change in Control. In the event that Mr. Blischak’s employment is terminated by the Company without Cause or as a result of a Change in Control (as defined in the Agreement), Mr. Blischak will receive severance compensation pursuant to the following formulas:

(i)       In the event of a termination without Cause, or a Change in Control occurs, occurring prior to the first, second, or third year anniversary of the Employment Agreement, Mr. Blischak shall receive a lump sum severance amount equal to 4/12th, 5/12th, or 6/12th respectively of the sum of (A) his highest annual salary in effect at any time during the term of the Employment Agreement or his salary in effect immediately prior to the termination or Change in Control, whichever is the larger amount, plus (B) the amount of the bonus or incentive compensation targeted for payment to him for the fiscal year during which the termination or the Change in Control occurs.

(ii)       In the event of a termination without Cause, or a Change in Control occurs, occurring at any time after the third-year anniversary of the Employment Agreement, Mr. Blischak will receive a lump sum severance amount equal to 6/12th of the sum of (A) his highest annual salary in effect at any time during the term of the Employment Agreement or his salary in effect immediately prior to the termination or Change in Control, whichever is the larger amount, plus (B) the amount of the bonus or incentive compensation targeted for payment to him for the fiscal year during which the termination or the Change in Control occurs.

Termination for Good Reason. In the event that Mr. Blischak terminates his employment with the Company for Good Reason (as defined in the Employment Agreement), he will receive a severance payment equal to 3/12th of the sum of (A) his highest annual salary in effect at any time during the term of the Employment Agreement or his salary in effect immediately prior to the termination, whichever is the larger amount, plus (B) the amount of the bonus or incentive compensation targeted for payment to him for the fiscal year during which the termination occurs.

Release of Claims. As a condition to receiving any severance, Mr. Blischak must execute a full general release satisfactory to the Company, releasing all claims, known or unknown that Mr. Blischak may have against the Company arising out of or in any way related to his employment or termination of employment with Company prior to receipt of the severance payment. If Company fails to provide Mr. Blischak with a signed, full general release within seven (7) days of the termination date, then Company shall waive this requirement. Any severance and other amounts due shall be paid in full within seven (7) days of the termination date, and execution or waiver of the full general release as applicable.

Stock Options. Upon execution of the Employment Agreement, Mr. Blischak was granted an initial grant of 1,150,000 non-transferable stock options to purchase shares of the Company’s Common Stock, consisting of 500,000 incentive stock options (“ISO”), and 650,000 non-qualified stock options (“NQSO”). With respect to the ISO options, 100,000 ISO options vested on December 1, 2016, and additional lots of 100,000 ISO options each shall vest on January 2, 2017, 2018, 2019 and 2020. With respect to the NQSO options, 38,000 NQSO options vested on December 1, 2016, and 17,000 NQSO options vested on January 1, 2017. An additional 17,000 options shall vest on the first day of each month thereafter until all NQSO options are fully vested on December 1, 2019. The exercise price of all options is $1.00 per share and the options shall expire in eight years from the grant date. All options shall vest immediately upon a Termination without Cause, Change in Control, or Termination for Good Reason as set forth above.

Dr. Mark C. Bates

The Company currently does not have a formal employment agreement with Dr. Mark Bates in his executive capacity as Chief Innovation Officer.

On May 1, 2016, the Company executed a Director Services Agreement with Dr. Mark Bates MD. Pursuant to this agreement, Dr. Bates was granted 252,000 Nonqualified Stock Options. The options vest in monthly increments of 7,000, with a three-year term for each option beginning upon each date of vesting. On September 1, 2016, the Company entered into a subsequent Director Services Agreement with Dr. Bates which included a fee of $3,000 paid quarterly to serve as a Director and a fee of $9,000 paid quarterly for research and development consulting services in addition to the original 252,000 Nonqualified Stock Options grant.

Ronald Conquest

On January 1, 2016, the Company executed an Employment Agreement with Ronald Conquest in the capacity of Chief Operating Officer and Director. Pursuant to this agreement Mr. Conquest will receive an annual salary in the amount of $100,000. Starting October 1, 2016, Mr. Conquest will receive an annual salary of $150,000. Starting October 1, 2017, Mr. Conquest will receive an annual salary of $175,000. The Term of this Employment Agreement is four years.

In the event Mr. Conquest is terminated without “cause” (as defined in his Employment Agreement), the Company will be required to pay his then existing salary and benefits for a period equal to 50% of the remaining term of his Employment Agreement. In the event the Company terminates Mr. Conquest’s employment as a result of a change in control, the Company will be responsible to pay his then existing salary and benefits for the remaining Term of the agreement.

The Company also reimburses Mr. Conquest and his spouse for his health insurance and all out of pocket expenses.

Christopher R. Miller

Effective December 1, 2016, the Company entered into an Executive Employment Contract with Christopher R. Miller. The term of the Contract is for three (3) years. The Contract shall automatically renew for an additional one year term. The Contract provides that Mr. Miller will have an annual base salary (“Base Salary”) of (i) $125,000 per year from December 1, 2016 through December 31, 2017; (ii) $150,000 per year from January 1, 2018 through December 31, 2018; and (iii) $175,000 per year from January 1, 2019 through December 31, 2019.

Benefit Programs. Mr. Miller shall be eligible to participate in various company benefit programs, as they become available, pursuant to the terms of the Company’s applicable benefit plans and policies available to other similarly situated employees of the Company.

Bonus. In addition to the annual Base Salary described above, Mr. Miller shall also be eligible for an annual performance-based bonus of 20% of his annual Base Salary, to be earned by satisfactorily meeting criteria established by the Company’s Chief Executive Officer and approved by the Compensation Committee of the Board of Directors prior to March 1 each year. Mr. Miller will receive the full 20% bonus amount if such criteria are satisfactorily met. In the event that Mr. Miller’s performance exceeds this standard, he may be considered for a bonus in an amount larger than 20%. In the event that his performance falls short of this standard, he may receive less than the full bonus percentage. A minimum of 70% of the annual bonus compensation shall be paid in cash, and the balance shall be paid in unrestricted common stock of the Company, or such other mutually agreeable consideration. During the term of the Contract, the yearly annual bonus shall be paid within sixty (60) days of the calendar year end. In the event the Contract is terminated by the Company or Mr. Miller terminates his employment under the Employment Contract, Mr. Miller will earn the Base Salary prorated to the date of termination. The prorated Base Salary will be based on a thirty (30) day calendar month.

Stock Options. Upon execution of the Contract, Mr. Miller was granted stock options to purchase 306,000 shares of the Company’s restricted Common Stock pursuant to the Company’s 2016 Omnibus Incentive Plan (the “Option Shares”). The Option Shares vest at the rate of 8,500 shares per month for a period of thirty-six (36) months. The Option Shares exercise price is $1.00 per share. Any Option Shares that have not yet been vested as of the date of the end of the term of the Contract shall be subject to forfeiture.

Stock Award. In January 2016, the Company issued to Mr. Miller 252,000 shares of the Company’s restricted common stock for prior and then ongoing consulting services (the “Shares”). On the Effective Date of the Employment Contract, 148,000 Shares were vested and the remaining 104,000 shares will vest at the rate of 8,000 shares per month for a period of thirteen (13) months.

Termination.

Death or Disability. In the event that Mr. Miller’s employment terminates due to his death, the Employment Contract provides that his estate shall receive severance benefits equivalent to thirty (30) days of Mr. Miller’s Base Salary. In the event that Mr. Miller’s employment terminates due to his Disability (as defined in the Employment Contract), the Employment Contract provides that he will receive severance benefits equivalent to ninety (90) days of Mr. Miller’s Base Salary.

Termination for Cause. In the event that Mr. Miller’s employment is terminated by the Company for Cause (as defined in the Employment Contract), Mr. Miller shall be entitled to all accrued compensation, including vested stock options, up through the date of termination but shall not be entitled to additional severance payments.

Termination Without Cause. In the event that Mr. Miller’s employment is terminated by the Company without Cause, Mr. Miller will receive the Base Salary then in effect, prorated to the date of termination. In addition, Mr. Miller will receive a severance payment equivalent to ninety (90) days of the Base Salary.

Termination for Good Reason. In the event that Mr. Miller terminates his employment with the Company for Good Reason (as defined in the Employment Contract), he will receive a severance payment equivalent to ninety (90) days of Base Salary.

Release of Claims. As a condition to receiving any severance, Mr. Miller must execute a full general release satisfactory to the Company, releasing all claims, known or unknown that Mr. Miller may have against the Company arising out of or in any way related to his employment or termination of employment with Company prior to receipt of the severance package.

Dr. Emily Hamilton, M.D.

On January 1, 2017, the Board of Directors approved the terms of an Executive Employment Contract entered into between the Company and Dr. Hamilton on January 1, 2017 (the “Employment Contract”). The term of the employment relationship is for two (2) years. The Employment Contract shall automatically renew for an additional one year term.

Compensation. The Employment Contract provides that Dr. Hamilton will have an annual base salary (“Base Salary”) of $195,000 per year.

Other Employee Benefits. Dr. Hamilton shall be eligible to participate in various company benefit programs, as they become available, pursuant to the terms of the Company’s applicable benefit plans and policies available to other similarly situated employees of the Company.

Termination.

Termination for Cause. In the event that Dr. Hamilton’s employment is terminated by the Company for Cause (as defined in the Employment Contract), Dr. Hamilton shall be entitled to all accrued compensation up through the date of termination but shall not be entitled to additional severance payments.

Termination Without Cause. Dr. Hamilton’s employment is can be terminated by the Company without Cause upon 60 days advance written notice to Employee. Dr. Hamilton will receive the Base Salary then in effect, prorated to the date of termination.

Termination for Good Reason. Dr. Hamilton can terminate her employment with the Company for Good Reason (as defined in the Employment Contract), upon ninety (90) days written notice to the Company. Dr. Hamilton will receive a severance payment equivalent to 30 days of the Base Salary then in effect.

Voluntary Resignation by Employee. Dr. Hamilton can terminate her employment with the Company on 30 days written notice to the Board. In the event Dr. Hamilton’s resignation is without Good Reason, Employee shall be entitled to receive only the Base Salary then in effect prorated to the date of termination.

Release of Claims. As a condition to receiving any severance, Dr. Hamilton must execute a full general release satisfactory to the Company, releasing all claims, known or unknown that Dr. Hamilton may have against the Company arising out of or in any way related to her employment or termination of employment with Company prior to receipt of the severance package.

Non-Solicitation; Confidentiality; Contributions and Inventions. The Employment Contract includes certain  non-solicit and confidentiality covenants in favor of the Company, as well as the assignment by Dr. Hamilton of all rights, title and interest in any contributions and inventions made or conceived by Dr. Hamilton alone or jointly with others related to the business of the Company during the term of the Employment Contract.

Dr. Elizabeth Rosellini

The Company issued 252,000 nonqualified stock options to Dr. Elizabeth Rosellini DDS in her capacity as Vice President of Clinical Affairs, and 252,000 nonqualified stock options to Dr. Mark Bates in his capacity as Chief Innovation Officer and Director. Effective December 31, 2016, Dr. Rosellini resigned as an officer of the Company and the 252,000 options were cancelled.

Except as expressly indicated otherwise herein, the Company currently does not provide a salary or other compensation to certain of the foregoing individuals; however, the Board of Directors may decide, at its discretion, to enter into one or more employment agreements with these individuals contemplating the payment of salaries and other compensation at some point in the immediate future.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2015, the Company had no outstanding equity awards made to our executives.

The following table sets forth information regarding each unexercised options held by each of the Company’s named executive officers as of December 31, 2016:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

William Rosellini	—	—	$—	—

Brian Blischak	138,000	1,020,000	$1.00	12/01/2027

Mark C. Bates	56,000	196,000	$1.00	04/01/2022

Ronald Conquest	—	—	$—	—

Christopher R. Miller	—	306,000	$1.00	12/01/2022
____________
(1)	All option grants reflected in the table above were granted under to the Company’s 2016 Omnibus Incentive Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company may, from time to time, issue certain equity awards pursuant to our 2016 Omnibus Incentive Plan (the "Plan''). The Plan was adopted by our Board of Directors on January 2, 2016 and was subsequently approved by our shareholders. As of December 31, 2016, incentive stock options to purchase a total of 1,178,000 and non-qualified options to purchase a total of 1,154,000 shares of the Company's common stock were issued under the Plan, all with an exercise price of $1.00 per share. 138,000 vested immediately upon grant and the remaining vest in varying amounts ranging from 100,000 annually to monthly increments ranging from 3,333 to 17,000 based on individual stock option agreements. Each option has a three-year term starting on each date of vesting.

The Plan will be administered by a Committee of two or more non-employee Directors designated by the Board once outside Directors have been elected to the Board. In the interim the Board shall perform the requisite duties of the Committee with respect to awards made. The Committee currently determines to whom awards are made, the timing of any such awards, the type of securities, and number of shares covered by each award, as well as the terms, conditions, performance criteria, restrictions and other provisions of awards. The Committee has the authority to cancel or suspend awards, accelerate the vesting or extending the exercise period of any awards made pursuant to the Plan.

Shares Available under the 2016 Omnibus Incentive Plan

The maximum shares available for issuance under the Plan are 5,000,000, subject to adjustment as set forth in the Plan. Any shares subject to an award that expires, is cancelled or forfeited or is settled for cash shall, to the extent of such cancelation, forfeiture, expiration or cash settlement, again become available for awards under the Plan. The Committee can issue awards comprised of restricted stock, stock options, stock appreciation rights, stock units and other awards, as set forth in the Plan.

The following table sets forth, as of December 31, 2016, (A) the number of securities to be issued upon the exercise of outstanding options, warrants and rights issued under our equity compensation plans, (B) the weighted-average exercise price of such options, warrants and rights, and (C) the number of securities remaining available for future issuance under our equity compensation plans (excluding those securities set forth in Item (A)).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted average price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding (A)) (C)

Equity compensation plans approved by security holders:
2016 Omnibus Incentive Plan	2,332,000	$1.00	2,668,000

Equity compensation plans not approved by security holders:
Stock options issued outside the Plans	—	—	—

Total	2,332,000	$1.00	2,668,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2017, certain information regarding beneficial ownership of our capital stock according to the information supplied to us, that were beneficially owned by (i) each person known by the Company to be the beneficial owner of more than 5% of each class of the Company’s outstanding voting stock, (ii) each director, (iii) each named executive officer identified in the Summary Compensation Table, and (iv) all named executive officers and directors as a group.

In computing the percentage ownership for each individual and entity, the number of outstanding shares, in addition to the 21,887,789 shares issued and outstanding as of March 28, 2017, includes any and all shares subject to options or warrants held by that individual or entity that were exercisable on or within 60 days after the issuance date(s) of such options or warrants, and any shares that each individual or entity has the right to acquire beneficial ownership of within 60 days. These shares, however, are not considered outstanding for the purpose of computing the percentage ownership of any other stockholder. Each of the stockholders listed below has sole voting and dispositive power with respect to the shares beneficially owned by them unless noted otherwise, subject to community property laws where applicable.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Nexeon MedSystems Inc, 1708 Jaggie Fox Way, Lexington, Kentucky 40511.

	Shares Beneficially Owned Prior to Offering
Name and Address of Beneficial Owner	Number		Percent

Beneficial Stockholders ( ≥ 5%):
Rosellini Scientific, LLC	12,543,807	(1)	45.60%
William Rosellini	3,050,000	(1)	11.09%
Michael Rosellini	2,534,000	(2)	9.21%
Elizabeth Rosellini	1,800,000	(3)	6.54%

Directors and Executive Officers:
William Rosellini	15,593,807	(1)	56.69%
Brian Blischak	323,000	(4)	1.17%
Mark C. Bates	1,217,212	(5)	4.43%
Ronald Conquest	332,000	(6)	1.21%
Kent J. George	54,899	(7)	0.20%
Michael Neitzel	1,012,500	(8)	3.68%
Christopher R. Miller	214,500	(9)	0.78%
All Directors and Officers as a Group (7 persons)	18,747,918		68.16%
____________
*	Less than 1%

(1)
Rosellini Scientific, LLC is wholly-owned by William Rosellini. Mr. Rosellini has the power to vote and dispose of the shares held by Rosellini Scientific, LLC. The total shares beneficially owned by Rosellini Scientific, LLC, as disclosed in the table above, is less than the total that has been issued to it because it has subsequently divested itself of a number of these shares through certain transactions.  In addition, pursuant to the terms of a License Agreement, Mr. Rosellini sold, assigned and transferred any and all of his right, title and interest in and to the License owned by him related to the certain patents to the Company pursuant to the Patent License Asset Purchase Agreement. As partial consideration for the transfer of the License pursuant to the Agreement, the Company shall issue to Mr. Rosellini 3,050,000 shares of the Company’s restricted common stock. The Company has not yet issued the shares of restricted common stock, but they are considered as issued and outstanding for beneficial ownership purposes.  These shares shall be restricted from transfer by Mr. Rosellini for a period of six months, as required by SEC Rule 16(b)-3.

(2)
Includes 1,217,000 shares of Common Stock issuable upon the exercise of outstanding warrants, as follows: (i) 617,000 shares of Common Stock and 617,000 warrants to purchase 617,000 shares of Common Stock at a strike price of $2.00 per share with a term of 36 months are held by Dr. Rosellini individually. Of such holdings 617,000 shares of Common Stock and the 617,000 warrants were purchased from the Company pursuant to the Company’s private placement which closed on December 2, 2016. The warrants are currently exercisable and expire on October 28, 2019. (ii) 600,000 shares of Common Stock and 600,000 warrants to purchase 600,000 shares of Common Stock at a strike price of $2.00 per share with a term of 36 months are held by the IRA Resources, FBO Randy Michael Rosellini, ROTH IRA. Dr. Rosellini has the sole power to vote and dispose of the shares held by the Roth IRA. The shares of Common Stock and the warrants were purchased from the Company pursuant to the Company’s private placement which closed on December 2, 2016. The warrants are currently exercisable and expire on October 28, 2019. (iii) 100,000 common shares beneficially owned by Dr. Rosellini acquired in a private transaction.  (iv) In addition, Dr. Rosellini’s wife owns 50,000 shares of Common Stock and 50,000 warrants to purchase 50,000 shares of Common Stock at a strike price of $2.00 per share with a term of 36 months held by the Nrose LLC. Dr. Rosellini’s wife has the sole power to vote and dispose of the shares/warrants held by the Nrose, LLC. The shares of Common Stock and the warrants were purchased from the Company pursuant to the Company’s private placement which closed on December 2, 2016. The warrants are currently exercisable and expire on December 2, 2019. Michael Rosellini has disclaimed beneficial ownership of the securities held by NRose, LLC. See the sections titled “Executive Compensation” under Item 11 and “Certain Relationships and Related Transactions” under Item 13 for more information. Dr. Michael Rosellini is the father of William Rosellini, our Chief Executive Officer.

(3)	Effective December 31, 2016, Dr. Elizabeth Rosellini resigned as an officer of the Company. Dr. Rosellini is the sister of William Rosellini, our Chief Executive Officer.

(4)
Effective December 1, 2016, the Company executed an Employment Agreement with Brian Blischak in his capacity of President and Chief Commercial Officer. Pursuant to the Agreement, Mr. Blischak was granted 1,150,000 non-transferable stock options to purchase shares of the Company's common stock, consisting of 500,000 incentive stock options ("ISO"), and 650,000 non-qualified stock options ("NQSO"). With respect to the ISO options, 100,000 ISO options vested on December 1, 2016 and 100,000 ISO options vested on January 2, 2017. Additional lots of 100,000 ISO options each shall vest on January 2, 2018, 2019 and 2020. With respect to the NQSO options, 38,000 NQSO options vested on December 1, 2016, and 17,000 options vested on January 1, 2017, February 1, 2017 and March 1, 2017. An additional 17,000 options shall vest on the first day of each month thereafter until all NQSO options are fully vested on December 1, 2019. Each option shall expire 8 years from the date of grant. The table above includes 289,000 shares issuable upon the exercise of outstanding stock options that are currently exercisable or will become exercisable within sixty (60) days. See the sections titled “Executive Compensation” under Item 11 and “Certain Relationships and Related Transactions” under Item 13 for more information.

(5)
In addition to the 756,212 shares of common stock beneficially owned by Dr. Mark Bates, the Company has also issued him warrants to purchase 370,000 shares of the Company’s common stock with a strike price of $2.00 per share and a term of 36 months (see the section titled “Certain Relationship and Related Transactions” under Item 13 for more information). In his capacity as a Director, Dr. Bates was also issued non-qualified options to purchase 252,000 shares of the Company’s common stock on April 1, 2016, subject to vesting over 36 months in monthly increments of 7,000 shares. The table above includes 70,000 shares issuable upon the exercise of outstanding stock options that are currently exercisable or will become exercisable within sixty (60) days. See the sections titled “Executive Compensation” under Item 11 and “Certain Relationships and Related Transactions” under Item 13 for more information.

(6)
On December 15, 2015, the Company issued 500,000 shares of its common stock to Ron Conquest, Executive Vice President of Finance, for the sum of $500 at the par value of $0.001. 212,000 shares of the 500,000 shares became vested upon issue and the remaining 288,000 shares shall vest over a 36 month period at the rate of 8,000 shares per month. As of March 28, 2017, 332,000 shares have vested and the remaining 168,000 shall vest at the rate of 8,000 shares per month for a period of 21 months.

(7)
Mr. George retains beneficial ownership as a shareholder in the following: (i) Mr. George is the Managing Partner of George Brothers Investment Partnership which owns 5,817 shares of common stock and 5,817 warrants to purchase 5,817 shares of the Company’s commons stock at a strike price of $2.00 per share with a term of 36 months, and (ii) Mr. George is the Manager of Paragon Investment Group which owns 30,765 shares of the Company’s common stock. Pursuant to the Director Services Agreement dated January 1, 2017, entered into between Mr. George and the Company, at the end of each three (3) month period that he serves as a Director of the Company, the Company will grant to Mr. George an option (each “an Option”) to purchase 12,500 shares of the Company’s restricted Common Stock, at a price equal to $1.00 per share or in the alternative the price per share (the Strike Price) of the Company’s then current 409a valuation. Once established the Strike Price shall remain effective for any and all Options granted as a result of being a Director until there is a change in any future 409a valuation. Such 409a valuations shall not be retroactive for options previously granted to Mr. George. The term of each Option shall be for a period of four (4) years from the date of issue of each Option.  As of March 28, 2017, no options are issued, but 12,500 options will be issued on April 1, 2017 and will become immediately exercisable. See the sections titled “Executive Compensation” under Item 11 and “Certain Relationships and Related Transactions” under Item 13 for more information.

(8)
Mr. Neitzel beneficially owns through Yorkville MGB Investments, LLC. 500,000 shares of common stock and 500,000 warrants to purchase 500,000 shares of Common Stock at a strike price of $2.00 per share with a term of 36 months. In addition pursuant to the Director Services Agreement dated January 1, 2017, entered into between Mr. Neitzel and the Company, at the end of each three (3) month period that he serves as a Director of the Company, the Company will grant to Mr. Neitzel an option (each “an Option”) to purchase 12,500 shares of the Company’s restricted Common Stock, at a price equal to $1.00 per share or in the alternative the price per share (the Strike Price) of the Company’s then current 409a valuation. Once established the Strike Price shall remain effective for any and all Options granted as a result of being a Director until there is a change in any future 409a valuation. Such 409a valuations shall not be retroactive for options previously granted to Mr. Neitzel. The term of each Option shall be for a period of four (4) years from the date of issue of each Option.  As of March 28, 2017, no options are issued, but 12,500 options will be issued on April 1, 2017 and will become immediately exercisable. See the sections titled “Executive Compensation” under Item 11 and “Certain Relationships and Related Transactions” under Item 13 for more information.

(9)
In January 2016, the Company granted to Mr. Miller 252,000 shares of restricted common stock of the Company, at par value of $0.001 (the "Shares"), for prior and then ongoing consulting services. As of March 28, 2017, 172,000 Shares are vested and the remaining 80,000 Shares shall vest at the rate of 8,000 shares per month for a period of 10 months. On December 1, 2016, the Company granted to Mr. Miller 306,000 options to purchase shares of restricted common stock of the Company pursuant to the Company's 2016 Omnibus Incentive Plan (the "Option Shares"). The Option Shares vest at the rate of 8,500 shares per month for a period of 36 months. Each option shall expire 36 months from the date of vesting. The table above includes 42,500 shares issuable upon the exercise of outstanding stock options that are currently exercisable or will become exercisable within sixty (60) days. See the sections titled “Executive Compensation” under Item 11 and “Certain Relationships and Related Transactions” under Item 13 for more information.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The following reflects certain relationships and related transactions as of December 31, 2016.

On December 15, 2015, the Company issued 500,000 shares of its common stock to Ron Conquest, Executive Vice President of Finance, for the sum of $500 at the par value of $0.001. 212,000 shares of the 500,000 shares became vested upon issue and the remaining 288,000 shares shall vest over a 36 month period at the rate of 8,000 shares per month. Vesting began on January 1, 2016.

On December 31, 2015, the Company's Executive Vice President of Finance loaned $415 to the Company. The loan is non-interest bearing with no set terms of repayment. The loan is outstanding as of December 31, 2016.

On January 1, 2016, the Company issued 252,000 shares of common stock to Christopher Miller, with a par value of $0.001, for certain accounting and budget-related services rendered as well as serving as Interim CFO until such time as a permanent CFO was hired. In addition, Mr. Miller was paid $11,600 in cash compensation in the year ended December 31, 2016 prior to entering into an Executive Employment Agreement with the Company effective December 1, 2016.

On January 2, 2016, the Company entered into a Contribution Agreement with Rosellini Scientific, LLC, , a Texas limited liability company – a company controlled by our CEO, William Rosellini – and its wholly-owned subsidiary Belltower Associates, LLC (collectively, Rosellini Scientific, LLC and Belltower Associates, LLC are hereinafter referred to as “RS”). Under this agreement, the Company issued 13,200,000 shares of its common stock in return for, among other consideration:

i.	RS’s agreement to an assignment (subject to regulatory transfer approval) to the Company of Phase II, should it be granted of the Federal NIH/SBIR awarded Grant #1R44HL129870-01;

ii.	1,675,000 shares of common stock of Nuviant Medical, Inc.;

iii.	167 shares of common stock of MicroTransponder, Inc., a Delaware corporation; and

iv.	175 shares of common stock of Emeritus Clinical Solutions, Inc., a Delaware corporation.

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

On January 2, 2016, the Company issued 1,800,000 shares of its common stock to its Vice President of Clinical Affairs, Dr. Elizabeth Rosellini DDS (the sister of our CEO), in return for 214 shares of common stock of Emeritus Clinical Solutions, Inc., a Delaware corporation, and 60,000 shares of common stock of Nuviant Medical, Inc., a Nevada corporation. In addition, Ms. Rosellini was paid cash compensation of $20,000 during the year ended December 31, 2016. Effective December 31, 2016, Dr. Rosellini resigned as an officer of the Company.

Effective April 1, 2016, pursuant to the 2016 Omnibus Incentive Plan, the Company issued non-qualified options to purchase 252,000 shares of common stock of the Company to Dr. Elizabeth Rosellini DDS; for services rendered to the Company since inception as well as ongoing services to be provided from time to time. The options vest in monthly increments of 7,000 shares, with a three-year term for each option beginning upon each date of vesting. The exercise price of all options is $1.00 per share. Effective December 31, 2016, Dr. Rosellini resigned as an officer of the Company and the 252,000 options were cancelled.

In accounting for the contributions of assets regarding the transactions with William Rosellini, Elizabeth Rosellini and Rosellini Scientific, the Company recorded the assets received at fair value in accordance with ASC 845, Non-monetary Transactions. Prior to the contributions, William Rosellini, Elizabeth Rosellini and Rosellini Scientific were not related parties of the Company, but became related parties through the issuance of the 15,000,000 shares and a controlling interest in the Company. For the Nuviant Medical, Inc, and the MicroTransponder, Inc. common stock, the amount at which the assets were acquired from the related persons were based on the fair market value as determined by an appraisal report establishing a fair market value for each private company’s common stock of $0.10 and $416 per share respectively. The valuation reports are prepared by a qualified third party independent appraiser in accordance with the AICPA’s Statement on Standards for Valuations No. 1 and the AICPA’s “Practice Aid”, Valuation of Privately-Held Company Equity Securities Issued as Compensation. The amount at which the Emeritus Clinical Solutions, Inc. stock was acquired was based on the most-recent third party transaction of $204.08 per share. Assets acquired by the related persons within the last two years include the Nuviant Medical Inc. common stock. The cost of the 1,675,000 common shares of Nuviant Medical Inc. to the related party and acquired from Rosellini Scientific, LLC was $1,675 or approximately $.001 per share. The cost of the 60,000 common shares of Nuviant Medical Inc. to the related party and acquired from Elizabeth Rosellini was $6,000 or approximately $0.010 per share. The cost of the 175 shares of Emeritus Clinical Solutions, Inc. common stock to the related party and acquired from William Rosellini (Rosellini Scientific, LLC) was $0.175 at par value $.001. The cost of the 214 shares of Emeritus Clinical Solutions, Inc. common stock to the related party and acquired from Elizabeth Rosellini was $0.214 at par value $.001.

Effective April 1, 2016, pursuant to the 2016 Omnibus Incentive Plan, the Company issued non-qualified options to purchase 252,000 shares of common stock of the Company to Dr. Mark C. Bates MD, our Chief Innovation Officer and a Director. The options vest in monthly increments of 7,000, with a three-year term for each option beginning upon each date of vesting. The exercise price of all options is $1.00 per share. As of March 28, 2017, 77,000 options were vested but none exercised.

Pursuant to the April 1, 2016 Option Award Agreement, Sheneka Rains was granted 252,000 three-year incentive stock options to purchase 252,000 shares of common stock. The options vest in monthly increments of 7,000 shares for 36 months, with the three-year term for each option beginning upon each date of vesting. The exercise price of all options is $1.00 per share. Sheneka Rains entered into an Executive Employment Contract with Nexeon Medsystems Puerto Rico Operation Company Corporation, a wholly owned subsidiary of the Company, as our Chief Clinical Engineering Officer on January 1, 2017 As of March 28, 2017, 77,000 options were vested but none exercised.

On June 1, 2016, pursuant to the 2016 Omnibus Incentive Plan, the Company issued Dr. Melanie McWade PhD, Vice President of Emerging Therapies, Incentive Stock Options to purchase 252,000 shares of its common stock with an exercise price of $1.00. The options vest in monthly increments of 7,000 shares with a three-year term for each option beginning upon each date of vesting.

In October 2016, the Company paid $124,870 to Nexeon Medsystems Belgium, SPRL (“NMB”), formerly Rosellini Scientific Benelux, SPRL, for research and development services for the Company’s the intravascular drug delivery system technology platform. NMB is a company controlled by our CEO, William Rosellini.

On October 28, 2016, Michael Rosellini entered into a contribution agreement with the Company to acquired 1,217,000 shares of Common Stock of the Company and 1,217,000 warrants to acquire another 1,217,000 shares of Common Stock of the Company as follows: (i) 617,000 shares of Common Stock and 617,000 warrants to purchase 617,000 shares of Common Stock at a strike price of $2.00 per share with a term of 36 months are held by Michael Rosellini individually. Of such holdings 617,000 shares of Common Stock and the 617,000 warrants were purchased from the Company pursuant to the Company’s private placement which closed on December 2, 2016. The warrants are currently exercisable and expire on October 28, 2019. (ii) 600,000 shares of Common Stock and 600,000 warrants to purchase 600,000 shares of Common Stock at a strike price of $2.00 per share with a term of 36 months are held by the IRA Resources, FBO Randy Michael Rosellini, ROTH IRA. Michael Rosellini has the sole power to vote and dispose of the shares held by the Roth IRA. The shares of Common Stock and the warrants were purchased from the Company pursuant to the Company’s private placement which closed on December 2, 2016. The warrants are currently exercisable and expire on October 28, 2019. Michael Rosellini is the father of William Rosellini our Chief Executive Officer.

On August 21, 2016, NRose, LLC entered into a contribution agreement with the Company to acquire 50,000 shares of Common Stock and 50,000 warrants to purchase 50,000 shares of Common Stock at a strike price of $2.00 per share with a term of 36 months.  Nancy Rosellini’s has the sole power to vote and dispose of the shares/warrants held by the NRose, LLC. The shares of Common Stock and the warrants were purchased from the Company pursuant to the Company’s private placement which closed on December 2, 2016. The warrants are currently exercisable and expire on August, 21, 2019. Nancy Rosellini is the mother of William Rosellini our Chief Executive Officer and the wife of Michael Rosellini. Michael Rosellini has disclaimed beneficial ownership of the securities held by NRose, LLC.

Effective December 1, 2016, Brian Blischak, our President and Chief Commercial Officer, pursuant to the 2016 Omnibus Incentive Plan was granted an initial grant of 1,150,000 non-transferable stock options to purchase shares of the Company’s common stock, consisting of 500,000 incentive stock options (“ISO”), and 650,000 non-qualified stock options (“NQSO”). With respect to the ISO options, 100,000 ISO options vested on the Effective Date, and 100,000 ISO options vested on January 1, 2017.  Additional lots of 100,000 ISO options each shall vest on January 1, 2018, 2019 and 2020. With respect to the NQSO options, 38,000 NQSO options vested on the Effective Date, and 17,000 NQSO options vested on January 1, 2017. An additional 17,000 options shall vest on the first day of each month thereafter until all NQSO options are fully vested on December 1, 2019.  As of March 28, 2017, a total of 289,000 ISO and NQSO options were vested but none exercised. The exercise price of all options is $1.00 per share and the options shall expire in eight years from the date of vesting.

Effective December 1, 2016, Christopher R. Miller, our Chief Financial Officer, was granted 306,000 three-year incentive stock options to purchase 306,000 shares of common stock. The options vest in monthly increments of 8,500 shares, with the three-year term for each option beginning upon each date of vesting.  The exercise price of all options is $1.00 per share. As of March 28, 2017, 25,500 options were vested but none exercised.

On December 1, 2016, Navid Khodaparast, our Director of Clinical Research, was granted 120,000 three-year incentive stock options to purchase 120,000 shares of common stock. The options vest in monthly increments of 3,333 shares, with the three-year term for each option beginning upon each date of vesting.  As of March 28, 2017, 10,000 options were vested but none exercised. The exercise price of all options is $1.00 per share.

On December 15, 2016, pursuant to the terms of the License Agreement, Mr. Rosellini sold, assigned and transferred any and all of his right, title and interest in and to the License owned by him related to the Siemens Patents to the Company pursuant to the Patent License Asset Purchase Agreement (the “Purchase Agreement”) filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2016. A copy of the License Agreement is attached to the Purchase Agreement as Exhibit A. As consideration for the transfer of the Siemens Patents and the License related thereto, the Company paid to Mr. Rosellini the sum of $140,000 in cash and will issue to Mr. Rosellini 3,050,000 shares of the Company’s restricted common stock valued at $3,050,000. The Company has not yet issued the shares of restricted common stock. Mr. Rosellini, the CEO of the Company, is the sole Member and Manager of Rosellini Scientific, LLC.

During the year ended December 31, 2016, Rosellini Scientific, LLC, the largest shareholder in the Company, loaned $145,475 to the Company. The loan was non-interest bearing with no set terms of repayment. As of December 31, 2016, the loan was repaid in full in cash.

Unless otherwise stated, the issuances of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated there under, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or contracts relating to compensation as provided under Rule 701.

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

Director Independence

Although the Company is not listed on a national securities exchange, in determining whether the members of our Board and its committees are independent, the Company has elected to use the definition of “independence” set forth by the NASDAQ Stock Market (“NASDAQ”) and the standards for independence established by NASDAQ. After review of relevant transactions or relationships between each director, or any of his family members, and the Company, its senior management and its independent registered public accounting firm, the Board has determined that none of the directors of the Company are independent directors under the NASDAQ standard based in part on their positions as executive officers of the Company.

The director independence rules of NASDAQ require listed companies to have an audit committee of at least three members, each of whom (in addition to satisfying other conditions) is an independent director. The Company’s Board currently acts as the audit committee and, therefore, would not meet this NASDAQ requirement.

The director independence rules of NASDAQ require that the compensation of the chief executive officer and other officers of a listed company be determined, or recommended to the Board for determination, either by a compensation committee comprised of independent directors or by a majority of the independent directors on its Board of Directors. Since December 7, 2015 (inception), the Board as a whole has assumed the responsibilities of the Compensation Committee until such time as a new independent director or directors are appointed to the Compensation Committee. Until such appointment(s), the Company’s compensation committee does not meet this NASDAQ requirement.

The director independence rules of the NASDAQ require that Board of Director nominations must be either selected, or recommended for the Board's selection, by either a nominating committee comprised solely of independent directors or by a majority of the independent directors. The Company’s Board of Directors as a whole serves as the nominating committee and, therefore, would not meet this NASDAQ requirement.

On January 1, 2017, the Board of Directors of the Company elected Kent J. George and Michael Neitzel as independent Directors of the Company. While the director independence rules of NASDAQ require listed companies to have an audit committee of at least three members, each of whom (in addition to satisfying other conditions) is an independent director. The Company’s Board currently acts as the audit committee and, therefore, would not meet this NASDAQ requirement. Upon election of the independent directors, the Audit Committee and Compensation Committees was established and the Directors for each committee approved by a vote of the Board of Directors. The Audit Committee will consist of one independent director, Kent J. George as the Committee Chair Person and Ron Conquest as the other Committee Member. The Compensation Committee will consist of one independent director, Michael Neitzel as the Committee Chair Person and Dr. Mark Bates as the other Committee Member.

The foregoing summary of the director appointments does not purport to be a complete statement of the terms of such appointments and is qualified in its entirety by the full text of the Director Service Agreement entered into with each director, which are filed as Exhibits 10.2 and 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2017.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed to the Company by Paritz & Company, P.A. in relation to the audits and quarterly reviews of the Company for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016	Year Ended December 31, 2015

Audit Fees (1)	$25,500	$3,000
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-

_______________
(1)
Audit Fees. Audit fees include fees for professional services performed for the audit of our annual consolidated financial statements, review of quarterly consolidated financial statements included in our SEC filings, and assistance and issuance of consents associated with other SEC filings.

(2)
Audit-Related Fees. Audit-related fees are fees for assurance and related services that are reasonably related to the audit. This category includes fees related to assistance consulting on financial accounting/reporting standards.

(3)	Tax Fees. Tax fees primarily include professional services performed with respect to preparation of our federal and state tax returns for our consolidated subsidiaries.
(4)	All Other Fees. All other fees include products and services provided, other than the services reported comprising Audit Fees, Audit Related Fees and Tax Fees.

The Board of Directors has reviewed the services provided by Paritz & Company, P.A. during the fiscal year ended December 31, 2016 and the amounts billed for such services, and after consideration, has determined that the receipt of these fees by Paritz & Company, P.A. is compatible with the provision of independent audit services. The Board has discussed these services and fees with Paritz & Company, P.A. and Company management to determine that they are appropriate under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as under guidelines of the American Institute of Certified Public Accountants.

Pre-Approval Policies and Procedures

The entire Board of Directors acts as the Company’s Audit Committee. The Audit Committee does not have a financial expert serving on its committee at this time due to the size and nature of the Company.

All audit and non-audit services are pre-approved by the Audit Committee, which consists of the members of the Board of Directors which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm.  The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including such firm’s attendance at and participation at Board and committee meetings; services associated with SEC registration statements approved by the Board of Directors; review of periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; assistance in responding to any SEC comments letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies.  The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures.  The Audit Committee has considered the role of Paritz & Company, P.A. in providing services to us for the fiscal year ended December 31, 2016 and has concluded that such services are compatible with such firm’s independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

3.1	Articles of Incorporation as filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.01 of the Company’s Form 10 Registration Statement filed with the SEC on July 6, 2016)
3.2
Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.02 of the Company’s Form 10 Registration Statement filed  with the SEC on July 6, 2016)

3.3	Articles of Merger filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.03 of the Company’s Form 10 Registration Statement filed with the SEC on July 6, 2016)
3.4	Certificate of Merger filed with the Delaware Secretary of State (incorporated by reference to Exhibit 3.04 of the Company’s Form 10 Registration Statement filed with the SEC on July 6, 2016)
3.5	By-laws (incorporated by reference to Exhibit 3.05 of the Company’s Form 10 Registration Statement filed with the SEC on July 6, 2016)
4.1	2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.01 of Amendment No. 1 to the Company’s Form 10 Registration Statement filed with the SEC on August 16, 2016)
4.2	2016 Omnibus Incentive Plan - Form of Stock Option Award Agreement (incorporated by reference to Exhibit 4.02 of the Company’s Form 10 Registration Statement filed with the SEC on July 6, 2016)
10.1
Agreement and Plan of Merger dated February 8, 2016 between Nexeon MedSystems, Inc., a Delaware corporation, and Nexeon MedSystems Inc, a Nevada corporation (incorporated by reference to Exhibit 10.01 of Amendment No. 2 to the Company’s Form 10 Registration Statement filed  with the SEC on September 9, 2016)

10.2
Contribution Agreement between the Company and Rosellini Scientific, LLC dated January 2, 2016 (incorporated by reference to Exhibit 10.02 of the Company’s Form 10 Registration Statement filed  with the SEC on July 6, 2016)

10.3
Contribution Agreement between the Company and Elizabeth Rosellini dated January 2, 2016 (incorporated by reference to Exhibit 10.03 of the Company’s Form 10 Registration Statement filed  with the SEC on July 6, 2016)

10.4
Executive Services Agreement between the Company and Ronald Conquest dated January 1, 2016 (incorporated by reference to Exhibit 10.04 of the Company’s Form 10 Registration Statement filed  with the SEC on July 6, 2016)

10.5
Director Services Agreement between the Company and Dr. Mark Bates MD dated May 1, 2016 (incorporated by reference to Exhibit 10.05 of the Company’s Form 10 Registration Statement filed  with the SEC on July 6, 2016)

10.6	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.07 of the Company’s Form 10 Registration Statement filed with the SEC on July 6, 2016)
10.7
Patent License Asset Purchase Agreement between the Company and William Rosellini dated December 15, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed  with the SEC on December 20, 2016)

10.8
Employment Agreement between the Company and Brian Blischak dated December 20, 2016 and Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed  with the SEC on December 29, 2016)

10.9
Executive Employment Contract between the Company and Christopher R. Miller dated December 21, 2016 and Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed  with the SEC on December 29, 2016)

10.10a
Acquisition Agreement between Rosellini Scientific, LLC and Nexeon Medsystems Europe, S.a.r.l. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed  with the SEC on January 17, 2017)

10.10b
Loan Agreement between Nexeon Medsystems Europe, S.a.r.l. and Nexeon Medsystems Belgium, SPRL (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed  with the SEC on January 17, 2017)

10.10c	Promissory Note of Nexeon Medsystems Belgium, SPRL (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2017)
10.10d
Security Agreement between Nexeon Medsystems Europe, S.a.r.l. and Nexeon Medsystems Belgium, SPRL (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed  with the SEC on January 17, 2017)

10.11
Stock Exchange Agreement between Rosellini Scientific, LLC and Nexeon Medsystems Inc (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed  with the SEC on January 19, 2017)

Exhibit Number	Description

10.12
Executive Employment Contract between the Company and Emily Hamilton, MD dated January 1, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed  with the SEC on February 28, 2017)

10.13
Director Services Agreement between the Company and Kent J. George dated January 1, 2017  (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed  with the SEC on February 28, 2017)

10.14
Director Services Agreement between the Company and Michael Neitzel dated January 1, 2017
(incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed  with the SEC on February 28, 2017)

10.15
Professional Relations and Consulting Agreement between the Company and Acorn Management Partners, L.L.C. dated February 14, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed  with the SEC on March 10, 2017)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.01 of the Company’s Form 10 Registration Statement filed with the SEC on July 6, 2016)
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**
__________________
*	Filed herewith
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Financial Statement Schedule

None.

ITEM 16.	FORM 10-K SUMMARY

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Company has elected not to include such summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nexeon MedSystems Inc

Dated: March 29, 2017	By:	/s/ William Rosellini
William Rosellini Chief Executive Officer (Principal Executive Officer)

Dated: March 29, 2017	By:	/s/ Christopher R. Miller
Christopher R. Miller Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Rosellini	Chief Executive Officer, Director	March 29, 2017
William Rosellini	(Principal Executive Officer)

/s/ Christopher R. Miller	Chief Financial Officer	March 29, 2017
Christopher R. Miller	(Principal Financial Officer)

/s/ Mark C. Bates	Chief Innovation Officer and Director	March 29, 2017
Mark C. Bates

/s/ Ronald Conquest	Executive Vice President of Finance and Director	March 29, 2017
Ronald Conquest

/s/ Kent J. George	Director	March 29, 2017
Kent J. George

/s/ Michael Neitzel	Director	March 29, 2017
Michael Neitzel

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE
NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent to its security holders any annual report covering the registrant’s fiscal year ended December 31, 2016.