Form 10-Q
period 2017-03-31
NEXEON MEDSYSTEMS INC
filed 2017-05-09
CIK 1416172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

844-919-9990
(Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of May 9, 2017, the issuer had 22,671,122 shares of Common Stock, $0.001 par value, issued and outstanding.

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

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 31, 2016
Assets

Current Assets
Cash and cash equivalents	$611,670	$2,039,907
Other current assets	86,485	127,597
Notes receivable	729,907	—
Accrued interest – notes receivable	4,570	—
Total Current Assets	$1,432,632	$2,167,504

Property and equipment, net	838	888
Investments	111,072	148,860
Patents and license, net of accumulated amortization of 821,320 and 562,714, respectively	8,488,680	8,747,286
Total Assets	$10,033,222	$11,064,538

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	190,976	112,302
Accrued liabilities	45,578	33,434
Due to related party	—	415
Credit facility	17,894	14,813
Accrued interest payable – stockholder	2,489	2,193
Total Current Liabilities	256,937	163,157

Notes payable stockholders - long term	10,000	10,000
Total Liabilities	$266,937	$173,157

Stockholders' Equity
Common Stock - 75,000,000 shares authorized, $.001 par value; 22,178,882 and 21,711,953 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	22,179	21,712
Additional paid-in capital	9,668,861	9,392,007
Equity instruments to be issued	3,070,000	3,070,000
Accumulated deficit	(2,994,755)	(1,592,338)
Total Stockholders' Equity	9,766,285	10,891,381

Total Liabilities and Stockholders' Equity	$10,033,222	$11,064,538

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Revenues	$—	$—

Depreciation and amortization	258,655	77,942
General and administrative expenses	623,521	48,636
Research and development expenses	485,823	—

Loss from operations	(1,367,999)	(126,578)

Other Income (Expense)
Interest income	4,570	—
Interest expense – stockholder	(296)	(598)
Interest expense – other	(904)	(667)
Loss on stock exchange	(37,788)	—

Loss before provision (benefit) for taxes	(1,402,417)	(127,843)
Provision (benefit) for taxes	—	—

Net loss	$(1,402,417)	$(127,843)

BASIC AND DILUTED PER SHARE DATA:
Net Loss per common share, basic and diluted	$(0.06)	$(0.01)
Weighted average common shares outstanding, basic and diluted	21,804,850	17,005,622

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,402,417)	$(127,843)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	258,656	77,942
Stock-based compensation	274,483	252
Accrued interest from note receivable	(4,570)	—
Loss on exchange for stock	37,788	—
Change in operating assets and liabilities:
Other current asset	41,111	—
Accounts payable	78,674	50,386
Accrued liabilities	12,145	—
Accrued interest	296	598
Net cash provided by (used in) operating activities	(703,834)	1,335

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable	(729,907)	—
Net cash used in investing activities	(729,907)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,838	—
Repayment of related party loan	(415)	—
Repayment of revolving credit facility	—	(1,335)
Proceeds from revolving credit facility	3,081	—
Net cash provided by (used in) financing activities	5,504	(1,335)

Net decrease in cash and cash equivalents	(1,428,237)	—
Cash and cash equivalents at beginning of period	2,039,907	—
Cash and cash equivalents at end of period	$611,670	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest	$904	$666
Cash paid during period for taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Common stock issued for acquisition	$—	$4,505,486
Common stock issued for conversion of shareholder notes and accrued interest	—	1,490,390
Common stock issued for investments	—	322,360

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

Note 1.   Nature of Organization

Organization and Operations

Nexeon MedSystems Inc (“Nexeon” or the “Company”) was incorporated in the State of Nevada on December 7, 2015. We are a development stage enterprise focusing on the development and commercialization of physician-driven, medical device innovations. As a bioelectronics company developing active medical devices for the treatment of chronic medical conditions, we are developing solutions with a unique blend of traditional device technologies such as electronics, software, mechanical engineering, and material science. The Company’s primary purposes are to develop and commercialize the drug-eluting balloon technology acquired in the acquisition of Nexeon MedSystems, Inc., a private Delaware corporation (“NXDE”) and to commercialize the implantable neurotechnology and recording platform to be applied for the relief of chronic diseases and disorders, upon completing the acquisition of Nexeon Medsystems Belgium, SPRL (“NMB”), as well as acquire medical device manufacturing capability. During 2016, the Company formed the following wholly owned subsidiaries: Nexeon Medsystems Europe, SARL (“Nexeon Europe”), Nexeon Medsystems Puerto Rico Operating Company Corporation (“NXPROC”), and Pulsus Medical LLC. Nexeon Europe is the holding company for NXPROC and NMB, subject to the acquisition. NXPROC is focused on research and development, software development and data analysis for the implantable neurotechnology. Pulsus Medical, LLC will conduct research and development on the cardiovascular disease technology.

Unless the context otherwise requires, references to “we,” “our,” “us,” “Nexeon” or the “Company” in these Notes mean Nexeon MedSystems Inc, a Nevada corporation, on a consolidated basis with its wholly-owned subsidiaries, as applicable.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Nexeon MedSystems Inc and its wholly owned subsidiaries NXPROC, Nexeon Europe and Pulsus Medical, LLC as of March 31, 2017 and December 31, 2016 and for the three month periods ended March 31, 2017 and 2016. The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements of the Company, and related notes thereto, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2016. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as March 31, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 3.   Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not generated any revenues since inception and has an accumulated a deficit of $2,994,755 at March 31, 2017. The Company currently has limited liquidity, and has not completed its efforts to establish a source of recurring revenues sufficient to cover operating costs over an extended period of time. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

Note 3.   Going Concern (Continued)

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

Note 4.   Summary of Significant Accounting Policies

Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915 “Development Stage Entities.” The Company is devoting substantially all of its efforts to the development of its business plans. The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements,” and does not present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915.

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

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

Note 4.   Summary of Significant Accounting Policies (Continued)

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

Level 1 —quoted prices in active markets for identical assets or liabilities
Level 2 —quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 —inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company currently has no assets or liabilities valued at fair value on a recurring basis.

Principals of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries. All material inter-company accounts, transactions, and profits have been eliminated in consolidation.

Investments in Non-Consolidated Subsidiaries

Investments in non-consolidated entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company's ability to exercise significant influence over the operating and financial policies of the investee. When the equity method is used, investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company's share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. The Company accounts for its investment in MicroTransponder, Inc. under the cost method due to the lack of significant influence.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

Note 4.   Summary of Significant Accounting Policies (Continued)

Long-lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The Company did not recognize any impairment losses during the three months ended March 31, 2017.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC 815-40 “Contracts in Entity's Own Equity.” We classify as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess classification of our common stock purchase warrants at each reporting date to determine whether a change in classification between assets and liabilities is required.

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

Stock-Based Compensation

ASC 718 requires companies to measure all stock compensation awards using a fair value method and recognize the related compensation cost in its financial statements. Beginning with the Company’s quarterly period that began on January 1, 2016, the Company adopted the provisions of FASB ASC 718 and expenses the fair value of employee stock options and similar awards in the financial statements. The Company accounts for share-based payments in accordance with ASC 718, “Compensation - Stock Compensation,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, “Measurement Objective – Fair Value at Grant Date,” the Company estimates the fair value of the award using the Black-Scholes option pricing model for valuation of the share-based payments. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The simplified method is used to determine compensation expense since historical option exercise experience is limited relative to the number of options issued. The compensation cost is recognized ratably using the straight-line method over the expected vesting period.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

Note 4.   Summary of Significant Accounting Policies (Continued)

The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments, and is recognized as expense over the service period.

The Company recognized stock-based compensation aggregating $91,416 and $0 for common stock options issued to Company personnel, directors and consultants during the three months ended March 31, 2017 and 2016, respectively. Also during the three months ended March 31, 2017 and 2016, the Company paid stock-based compensation consisting of common stock issued to non-employees aggregating $183,067 and $0, respectively, and to affiliates aggregating $0 and $252, respectively.

Acquired Intangibles

Acquired intangibles include patents and patent licenses acquired by the Company, which are recorded at fair value, assigned an estimated useful life, and are amortized on a straight-line basis over their estimated useful lives ranging from 3 to 19 years. The Company periodically evaluates whether current facts or circumstances indicate that the carrying values of its acquired intangibles may not be recoverable. If such circumstances are determined to exist, an estimate of the undiscounted future cash flows of these assets, or appropriate asset groupings, is compared to the carrying value to determine whether an impairment exists. If the asset is determined to be impaired, the loss is measured based on the difference between the carrying value of the intangible asset and its fair value, which is determined based on the net present value of estimated future cash flows.

Recently Issued Accounting Pronouncements

The Company has considered recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the current reporting period, and management believes that such pronouncements did not, or are not to have a material impact on the Company’s present or future consolidated financial statements.

Note 5.   Income Taxes

The Company has approximately $2,994,755 of net operating losses (“NOL”) carryovers to offset taxable income, if any, in future years which expire in fiscal 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to the NOL period because it is more likely than not that all of the deferred tax assets will not be realized.

Note 6.   Notes Payable

As of March 31, 2017, the Company held a note payable with a stockholder in the amount of $10,000 which bears interest at the rate of 12% per annum and matures on March 31, 2018. As of March 31, 2017, accrued interest payable related to the note was $2,489.

The Company has a revolving credit card with BB&T Financial with an outstanding balance of $14,233 as of March 31, 2017, a credit limit of $60,000 and a current APR of 25.4%, and a revolving credit card with Comerica Bank with an outstanding balance of $3,661 as of March 31, 2017, a credit limit of $11,000 and a current APR of 0%.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

Note 7.   Notes Receivable

In connection with the Acquisition Agreement (See Note 11. Related Party Transactions) and based on the contemplation that Nexeon Europe will acquire all of the shares of NMB, Nexeon Europe (Lender) and NMB (Borrower) entered into a Loan Agreement and related Promissory Note pursuant to which Nexeon Europe agrees to make a loan to NMB in the aggregate principal amount of EUR 1,000,000 (One Million Euros) (the “Loan”). The Loan shall mature on the first Business Day falling one (1) year from the date of the Loan Agreement (the “Maturity Date”).

The Loan bears interest at the rate of 5% per annum. Accrued interest on the unpaid principal amount of the Loan shall be payable on the Maturity Date. Accrued interest on any partial repayment of the Loan shall be payable on the earlier of the date of repayment or the first business day of the month following partial repayment.

As of March 31, 2017, $729,907 has been loaned to NMB and $4,570 has been recorded in accrued interest income pursuant to the Loan Agreement and Promissory Note.

Note 8.   Equity

Common Stock Issuances

During the three months ended March 31, 2017, the Company:

(i)	Issued 183,071 shares of restricted common stock of the Company in exchange for services rendered by third-party consultants. The shares were valued at $183,071.

(ii)
On March 21, 2017 the Company offered to current warrant holders who participated in the Private Placement which closed on December 2, 2016, the opportunity to convert their warrants into common stock of the Company on the following terms. The offer terms included the exercise of seventeen (17) warrants for seventeen (17) shares of the Company’s common stock at an exercise price of $0.01 per share for every one hundred (100) warrants owned. The remaining eighty-three (83) warrants per hundred warrants owned would be cancelled. The offer was on an all-or-nothing basis to convert all warrants held by each warrant holder. Warrant holders have exercised 283,858 warrants, 283,858 shares of the Company’s common stock have been issued and 1,385,891 warrants were cancelled in connection with the warrant conversion offering.

Options Grants – Omnibus Incentive Plan

The Company may, from time to time, issue certain equity awards pursuant to our 2016 Omnibus Incentive Plan (the “2016 Plan”). The 2016 Plan was adopted by our Board of Directors on January 2, 2016 and was subsequently approved by our shareholders. The Company reserved 5,000,000 shares of common stock for issuance pursuant option grants under the 2016 Plan. During the three months ended March 31, 2017, the Company issued stock options to purchase a total of 450,000 shares of the Company’s common stock under the 2016 Plan, all with an exercise price of $1.00 per share, as follows:

(i)
Granted to the Chief Science Officer of NXPROC, a wholly owned subsidiary of the Company, 425,000 three-year incentive stock options to purchase 425,000 shares of common stock, with an exercise price of $1.00 per share. The options vest in monthly increments of 35,416 shares, with the three-year term for each option beginning upon each date of vesting. The fair value of the options was determined to be $113,073 using the Black-Scholes Option Pricing Model.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

Note 8.   Equity (Continued)

(ii)
Granted to a Director appointed to the Board of Directors, three-year nonqualified stock options to purchase 50,000 shares of common stock, with an exercise price of $1.00 per share. The options vest in quarterly increments of 12,500 shares at the end of each calendar quarter served as a Director of the Company, with the three-year term for each option beginning upon each date of vesting. The fair value of the options was determined to be $13,303 using the Black-Scholes Option Pricing Model.

(iii)
Granted to a second Director appointed to the Board of Directors, three-year nonqualified stock options to purchase 50,000 shares of common stock, with an exercise price of $1.00 per share. The options vest in quarterly increments of 12,500 shares at the end of each calendar quarter served as a Director of the Company, with the three-year term for each option beginning upon each date of vesting. The fair value of the options was determined to be $13,303 using the Black-Scholes Option Pricing Model.

The options were valued at $139,679 using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.50%
Expected life	3.22 years
Expected dividends	0.00%
Expected volatility	50.78%
Fair value of the Company's common stock	$1.00

Aggregate options expense recognized for the three months ended March 31, 2017 was $91,416.

As of March 31, 2017, there were 2,218,000 shares available for grant under the 2016 Plan, excluding the 2,782,000 options outstanding.

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

On March 21, 2017 the Company offered to current warrant holders who participated in the Private Placement which closed on December 2, 2016 , the opportunity to convert their warrants into common stock of the Company on the following terms. The offer terms included the exercise of seventeen (17) warrants for seventeen (17) shares of the Company’s common stock at an exercise price of $0.01 per share for every one hundred (100) warrants owned. The remaining eighty-three (83) warrants per hundred warrants owned would be cancelled. The offer was on an all-or-nothing basis to convert all warrants held by each warrant holder.

As of March 31, 2017, 2,458,761 warrants were outstanding.

As of March 31, 2017, 283,858 warrants have been exercised and 1,385,891 warrants have been cancelled.

As of March 31, 2017, a total of 2,458,761 shares of Common Stock of the Company have been reserved for issuance upon exercise of the warrants.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

Note 8.   Equity (Continued)

Stock option activity, both within and outside the Plan, and warrant activity for the year ended December 31, 2016, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at December 31, 2016	2,332,000	$1.00	4,128,510	$2.00
Granted	450,000	1.00	—
Canceled	—	—	1,385,891	2.00
Expired	—	—	—	—
Exercised	—	—	283,858	0.01
Outstanding at March 31, 2017	2,782,000	$1.00	2,458,761	$2.00
Exercisable at March 31, 2017	688,248	$1.00	2,458,761	$2.00

The range of exercise prices and remaining weighted average life of the options outstanding at March 31, 2017 were $1.00 to $1.00 and 3.21 to 9.12 years, respectively. The aggregate intrinsic value of the outstanding options at March 31, 2017 was $733,454.

The range of exercise prices and remaining weighted average life of the warrants outstanding at March 31, 2017 were $2.00 to $2.00 and 1.86 to 2.61 years, respectively. The aggregate intrinsic value of the outstanding warrants at March 31, 2017 was $148,649.

Note 9   Commitments and Contingencies

The Company is subject to a patent royalty agreement that requires 3% of Net Product Sales received from commercialization of the patents or other intellectual property acquired in the Merger with NXDE to be paid to NXDE, LLC. No sales have been generated from any of the acquired patents or intellectual property.

The Company acquired a non-exclusive license to a portfolio of 86 patents and is subject to a 6% royalty to Magnus IP GmbH of the Net Sales of all licensed products sold, licensed, leased or otherwise disposed pursuant to the license. No sales have been generated from the licensed intellectual property.

Note 10.   Omnibus Incentive Plan

The Company may, from time to time, issue certain equity awards pursuant to our 2016 Omnibus Incentive Plan (the "Plan''). The Plan was adopted by our Board of Directors on January 2, 2016 and was subsequently approved by our shareholders. As of March 31, 2017, options to purchase a total of 2,782,000 shares of the Company's common stock were issued under the Plan, all with an exercise price of $1.00 per share. 138,000 vested immediately upon grant and the remaining vest in varying amounts ranging from 100,000 annually to monthly increments ranging from 3,333 to 35,417 based on individual stock option agreements. Each option has a three-year term starting on each date of vesting, with the exception of the options granted to the President / Chief Commercial Officer which have an eight-year term starting on the date of vesting.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

Note 10.   Omnibus Incentive Plan (Continued)

The Plan will be administered by a Committee of two or more non-employee Directors designated by the Board once additional outside Directors have been elected to the Board. Currently only one outside Director serves on the Committee.  The Committee currently determines to whom awards are made, the timing of any such awards, the type of securities, and number of shares covered by each award, as well as the terms, conditions, performance criteria, restrictions and other provisions of awards. The Committee has the authority to cancel or suspend awards, accelerate the vesting or extending the exercise period of any awards made pursuant to the Plan.

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

Note 11.   Related Party Transactions

January 6, 2017 Stock Exchange Agreement

On January 6, 2017, (the "Effective Date), the Company and Rosellini Scientific, LLC, a Texas limited liability company ("RS") – a company controlled by our CEO William Rosellini, entered into a Stock Exchange Agreement (the “Agreement”). Subject to the terms and conditions set forth the Agreement, on the Effective Date, RS sold, transferred, and assigned to Nexeon all of its right, title and interest in and to 100 shares of common stock of MicroTransponder Inc., a Delaware corporation (the "MTI Shares") in exchange for 389 shares of common stock of Emeritus Clinical Solutions, Inc. (formerly Telemend, Inc.), a Texas corporation, owned by Nexeon and Nexeon sold, transferred and assigned to RS 389 shares of common stock of Emeritus Clinical Solutions, Inc. (the “Emeritus Shares”) in exchange for the 100 MTI Shares (the MTI Shares and Emeritus Shares are collective referred to as the “Exchange Shares”).

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

Note 11.   Related Party Transactions (Continued)

January 10, 2017 Acquisition Agreement

On January 10, 2017, Rosellini Scientific, LLC, (“RS”) – a company controlled by our CEO William Rosellini, and Nexeon Medsystems Europe, S.a.r.l., a Luxembourg private limited liability company (hereinafter referred to as “Nexeon Europe”), which is a wholly-owned subsidiary of the Company, and in the presence of Nexeon Medsystems Belgium, SPRL, a company incorporated under the laws of Belgium, (hereinafter referred to as “NMB”), entered into an Acquisition Agreement. RS is the sole shareholder of NMB owning 107,154 shares (the “Shares”).

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

Pursuant to the terms of the Acquisition Agreement, closing of the transaction is conditioned upon the delivery to Nexeon Europe of a two year audit for years ending December 31, 2015 and 2016 of NMB, to be completed by April 15, 2017, which date has been extended to May, 31, 2017. RS shall be solely responsible and liable for any and all fees, costs and expenses associated with such audit.

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

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

Note 11.   Related Party Transactions (Continued)

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

As of March 31, 2017, $729,907 has been loaned to NMB pursuant to the terms of the Loan Agreement and Promissory Note.

Security Agreement

As collateral security for the payment in full when due (whether at stated maturity, by acceleration or otherwise) of the Loan, NMB pledged and granted to Nexeon Europe a security interest in all of NMB’s right, title and interest in, to and under all of its properties, including but not limited to personal and real property, in each case whether tangible or intangible.

Related Party Loan

The Company's Executive Vice President of Finance loaned $415 to the Company. The loan was non-interest bearing with no set terms of repayment. As of March 31, 2017, the loan was repaid in full.

Note 12.   Subsequent Events

Between April 1, 2017 and the date of this filing, an additional $395,000 has been loaned to NMB pursuant to the Loan Agreement and Promissory Note increasing the outstanding balance of the loan to $1,142,242. $175,000 shares of the Company’s common stock has been issued to a consultant of NMB in exchange for research and development project management and engineering services. The shares were valued at $175,000. The $175,000 common stock issuance has been included in the outstanding balance of the loan to NMB. On May 1, 2017 the terms of the Promissory Note were amended to increase the aggregate principal amount of the loan to EUR 1,500,000 (One Million Five Hundred Thousand Euros).

On March 21, 2017, the Company offered to current warrant holders who participated in the Private Placement which closed on December 2, 2016 (See Note 8 Equity - Warrants), the opportunity to convert their warrants into common stock of the Company on the following terms. The offer terms included the exercise of seventeen (17) warrants for seventeen (17) shares of the Company’s common stock at an exercise price of $0.01 per share for every one hundred (100) warrants owned. The remaining eighty-three (83) warrants per hundred warrants owned would be cancelled. The offer was on an all-or-nothing basis to convert all warrants held by each warrant holder.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

Note 12.   Subsequent Events (Continued)

From April 1, 2017 until the date of this filing, 309,740 warrants have been exercised, 309,740 shares of the Company’s common stock have been issued and 1,512,260 warrants were cancelled in connection with the warrant conversion offering. In total, as of the date of this filing, 593,598 warrants have been exercised, 593,598 shares of the Company’s common stock have been issued and 2,898,151 warrants were cancelled in connection with the warrant conversion offering.

The Company initiated a Regulation D, Rule 506 private placement offering of its Common Stock effective April 26, 2017 to October 31, 2017 to accredited investors only in order to form new equity capital in the amount of $ 2,500,000. The shares of Common Stock are being offered at $1.25 per share. As of the date of this filing, $685,000 had been subscribed under the offering.

From April 1, 2017 until the date of this filing, the Company issued 7,500 shares of Commons Stock for services rendered by third-party consultants. The shares were valued at $7,500.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and related notes which are included in Item 1 of this Quarterly Report on Form 10-Q, and with the audited financial statements of the Company, and related notes thereto, for the period ended December 31, 2016 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2017.

Overview of Business

Nexeon MedSystems Inc was incorporated on December 7, 2015. We are a development stage enterprise focusing on the development and commercialization of physician-driven medical device innovations for the treatment of cardiovascular disease. As a bioelectronics company developing active medical devices for the treatment of chronic medical conditions, we are developing solutions with a unique blend of traditional device technologies such as electronics, software, mechanical engineering, and material science. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have not made any significant sale of assets.

Our operations to date have been limited to organizing and staffing our Company and research and development activities, our Merger with Nexeon MedSystems, Inc., a Delaware corporation (“NXDE”) on February 16, 2016, which included the acquisition of its patent portfolio, organization of a private placement offering which closed on December 2, 2016, and the acquisition on December 15, 2016 of $3,190,000 in patent licenses for the underlying patents referred to as the Siemens Patents. On January 10, 2017, we entered into an exclusive, irrevocable agreement with Rosellini Scientific LLC (“Rosellini Scientific”) pursuant to which we will acquire 100% of the issued and outstanding capital stock of NMB (See Note 11. Related Party Transactions). In conjunction with the acquisition of NMB, we will be continuing the development of the Nexeon Neurostimulation System (the “NNS’) which was developed and manufactured by NMB.

The Nexeon Neurostimulation System

The Nexeon Neurostimulation System (“NNS”) was developed to address the shortcomings of present day neuromodulators.  The NNS is an implantable neurostimulation and recording platform, and is one of the very few implantable stimulation and recording devices that has previously received regulatory approval (Conformité Européenne, or “CE” conformity) for human use in connection with use as a deep brain stimulation system in the treatment of certain movement disorders. NMB is currently in the process of renewing the NNS “CE” conformity regulatory approval. The Multi-Purpose Implant Controller is the engine of the NNS system.

Micro-Perforated Catheter Balloon

We have developed a Micro-Perforated Catheter Balloon which includes a novel balloon material that utilizes carbon nanotubes and polymer based on the patent portfolio acquired in the Merger with NXDE of approximately 36 patents. The carbon nanotubes help maintain structural integrity of the Micro-Perforated Catheter Balloon during inflation and drug delivery while allowing a more compliant polymer, such as nylon, to be used. While current drug-coated balloons provide only passive drug delivery, management believes that Micro-Perforated Catheter Balloon brings a much-needed, innovative improvement to intravascular drug delivery by enabling controllable pulsed flow delivery of anti-restenotic drugs to the diseased site. We expect to develop a suite of passive and electrically-active drug eluting balloons that will be owned by our wholly-owned subsidiary, Pulsus Medical LLC, a Kentucky limited liability company and wholly-owned subsidiary of the Company (“Pulsus”).

Siemens Patents

Effective as of December 15, 2016, we acquired a non-exclusive license to a portfolio of 86 patents that originated from Siemens AG. The intellectual property relates to Internet-of-Things (“IOT”) technology as described by a system of interrelated computing devices, mechanical and digital machines, objects, animals, and/or people that have unique identifiers and a subsequent ability to transfer data over a network without requiring human-to-human or human-to-computer interaction. This technology can be utilized in a wide variety of medical device applications, most notably in hospitals, nursing facilities, or patients’ homes.

As of March 31, 2017, we had an accumulated deficit of $2,994,755. Our net loss was $1,402,417 for the three months ended March 31, 2017, compared with a net loss of $127,843 for the three months ended March 31, 2016.

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

For complete details regarding the business of the Company, see “Item 1. Business” and “Item 2. Properties” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2017.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Revenue

To date, the Company has not generated any revenues and has financed our operations with net proceeds from the private placement of our common stock completed during the year ended December 31, 2016. The Company’s ability to generate revenues will depend heavily on the successful completion of the requisite clinical trials and studies necessary to achieve approval to begin marketing our contemplated medical devices from the relevant regulatory authorities in the United States and European Union.

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

For the three months ended March 31, 2017 and 2016, the Company’s research and development expenses were $485,823 and $0, respectively, primarily reflecting consultants, materials and supplies.

It is expected that the Company’s R&D activities and related expenses will increase significantly in the future as we increase the scope and rate of such efforts and begin more expensive development activities, including clinical trials and similar studies as required by the relevant regulatory authorities in our targeted jurisdictions (i.e., the United States and European Union).

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

For the three months ended March 31, 2017 and 2016, the Company’s general and administrative expenses were $623,521 and $48,636, respectively.

It is expected that our general and administrative expenses will increase in the future as we expand our R&D activities in pursuit of regulatory approval for our contemplated medical devices. Such a rise in expenses could result from:

•	Increased number of employees;
•	Expanded infrastructure;
•	Higher legal and compliance costs;
•	Increased complexity of our financial statements that could precipitate a rise in our bookkeeping and accounting costs;
•	Higher insurance premiums; or
•	Increased need for investor and public relation services.

Depreciation and Amortization

Depreciation and Amortization expenses consist of amortization of acquired intangibles and depreciation for office equipment and furniture and fixtures. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets. During the three months ended March 31, 2017, the Company has not acquired any office equipment.

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

For the three months ended March 31, 2017 and 2016, the Company's depreciation expenses were $49 and $0, respectively. For the three months ended March 31, 2017 and 2016, the Company's amortization expenses were $258,606 and $77,942, respectively.

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

The Company has also issued 362,070 shares of restricted common stock of the Company in exchange for certain legal, investor relations/ public relations, corporate structuring and research and development consulting services rendered by third-party consultants. These shares were valued at $362,070.

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

During 2016, Rosellini Scientific, LLC (“RS”), an affiliate of the Company, transferred approximately $751,000 of Federal research grants applicable to Pulsus’ products to the Company. These awards commence in the first quarter of 2017. Pulsus has applied for Matching Funds from the Kentucky SBIR Matching Funds Program funded by the Cabinet for Economic Development (CED), Office of Entrepreneurship. The Kentucky Science and Technology Corporation (KSTC) administer the Kentucky SBIR Matching Funds Program under a contract with the CED. If the Kentucky Matching Funds applications are approved, the state of Kentucky’s will award up to $150,000 associated with the NIH/SBIR Phase I Grant and up to $500,000 associated with the NIH/SBIR Phase II Grant. The Company and Pulsus have several additional NIH/SBIR Grant applications pending.

NMB currently has €1,496,000 (approximately US $1,615,000) in remaining funds from previously awarded grants and €1,203,000 (approximately US $1,299,000) in pending grant applications from the La Region Wallone in Belgium. The NMB grant revenues would be beneficial to the Company subject to completing the acquisition of NMB.

As of March 31, 2017, we had cash on hand of $611,670 and a working capital surplus of $1,165,095. Based upon our budgeted burn rate, we currently have operating capital for approximately two months. The Company has historically relied on equity or debt financings to finance its ongoing operations. The Company currently has underway a private placement of 2,400,000 shares the Company’s Common Stock to accredited investors only, in order to form new equity capital in the amount of $2,500,000. The shares of Common stock are being offered at $1.25 per share. There can be no guarantee that the Company will be successful in placing the shares. As of the date of this filing, $685,000 had been subscribed under the offering. (See “Future Financing, Continued Operations” below.)

During the three months ended March 31, 2017, the Company has not generated any revenues and has not raise any funds through any new equity or debt financings.

Material changes in the financial condition of the Company during the three months ended March 31, 2017 are as follows:

In connection with the Acquisition Agreement (See Note 11. Related Party Transactions) and based on the contemplation that Nexeon Europe shall acquire all of the shares of NMB, Nexeon Europe (Lender) and NMB (Borrower) entered into a Loan Agreement and related Promissory Note pursuant to which Nexeon Europe agrees to make a loan to NMB in the aggregate principal amount of EUR 1,000,000 (One Million Euros) (the “Loan”).

As of March 31, 2017, $729,907 has been loaned to NMB and $4,570 has been recorded in accrued interest income pursuant to the Loan Agreement and Promissory Note.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2017, we did not engage in any off-balance sheet arrangements as set forth in Item 303(a)(4) of the Regulation S-K. We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support, or other benefits.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 17, 2017, our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2017, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below is an enumeration of all securities issued by the Company since December 31, 2016 that have not been registered under the Securities Act.

On December 9, 2016, Nexeon Medsystems Puerto Rico, a wholly owned subsidiary of the Company, entered into a services agreement with Adaptive Business Solutions, LLC to provided corporate structuring consulting services in exchange for $60,000 in restricted shares of the Company’s common stock. No stock was issued at the time the agreement was entered into in 2016. As of the date of this filing 45,571 shares of the Company’s common stock have been issued in exchange for services provided.

On February 14, 2017, the Company entered into a services agreement with ACORN Management Partners, LLC to provide strategic business outreach and strategic relations services in exchange for a monthly fee of $7,500 and $125,000 in restricted shares of the Company’s common stock. The initial term of the agreement is six months. As of the date of this filing 125,000 shares of the Company’s common stock have been issued in exchange for services provided.

 On February 23, 2017, the Company entered into a services agreement with Sichenzia Ross Ference Kesner, LLP to provide drafting and filing of a registration statement on Form S-1for a flat rate of $40,000.  The fee shall be paid $20,000 in cash and $20,000 in restricted shares of the Company’s common stock. As of the date of this filing 20,000 shares of the Company’s common stock have been issued in exchange for services provided.

On March 21, 2017 the Company offered to current warrant holders who participated in the Private Placement which closed on December 2, 2016 (See Note 9 Equity), the opportunity to convert their warrants into common stock of the Company on the following terms. The offer terms included the exercise of seventeen (17) warrants for seventeen (17) shares of the Company’s common stock at an exercise price of $0.01 per share for every one hundred (100) warrants owned. The remaining eighty-three (83) warrants per hundred warrants owned would be cancelled. The offer was on an all-or-nothing basis to convert all warrants held by each warrant holder.

As of the date of this filing 593,598 warrants have been exercised, 593,598 shares of the Company’s common stock has been issued and 2,898,151 warrants were cancelled in connection with the warrant conversion offering.

On April 1, 2017 the Company issued 175,000 shares of the Company’s common stock in exchange for an increase of $175,000 in loan to NMB. The shares were issued to AtidTek, LLC for certain project management and engineering services provided to NMB. The shares were valued at $175,000.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.01 (1)	Articles of Incorporation as filed with the Nevada Secretary of State
3.02 (1)	Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State
3.03 (1)	Articles of Merger filed with the Nevada Secretary of State
3.04 (1)	Certificate of Merger filed with the Delaware Secretary of State
3.05 (1)	By-laws
4.01 (1)	2016 Omnibus Incentive Plan
4.02 (1)	2016 Omnibus Incentive Plan - Form of Stock Option Award Agreement
10.01 (2)	Agreement and Plan of Merger dated February 8, 2016 between Nexeon MedSystems, Inc., a Delaware corporation, and Nexeon MedSystems Inc, a Nevada corporation
10.02 (1)	Form of Director Indemnification Agreement
14.01 (1)	Code of Business Conduct and Ethics
31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

*	Filed herewith
(1)	Previously filed with Form 10 filed on July 6, 2016
(2)	Previously filed with Amendment No. 2 to the Form 10 on September 9, 2016.
**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nexeon MedSystems Inc

Dated: May 9, 2017	By:	/s/ William Rosellini
William Rosellini Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2017	By:	/s/ Christopher R. Miller
Christopher R. Miller Chief Financial Officer (Principal Financial and Accounting Officer)