Form 10-Q
period 2017-06-30
NEXEON MEDSYSTEMS INC
filed 2017-08-11
CIK 1416172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:  000-55655

NEXEON MEDSYSTEMS INC
(Exact name of Registrant as specified in its charter)

Nevada	81-0756622
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1910 Pacific Avenue, Suite 20000
Dallas, Texas 75201
(Address of principal executive offices)

844-919-9990
(Registrant’s telephone number)

1708 Jaggie Fox Way
Lexington, Kentucky 40511
(Former name or former address, if changed since last report)
_________________________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)	Emerging growth company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of August 11, 2017, the issuer had 26,526,641 shares of Common Stock, $0.001 par value, issued and outstanding.

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

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
Assets

Current Assets
Cash and cash equivalents	$210,668	$2,039,907
Other current assets	69,185	127,597
Notes receivable	1,514,361	—
Accrued interest – notes receivable	20,448	—
Total Current Assets	$1,814,662	$2,167,504

Property and equipment, net	789	888
Investments	111,072	148,860
Patents and license, net of accumulated amortization of 1,079,926 and 562,714, respectively	8,230,074	8,747,286
Total Assets	$10,156,597	$11,064,538

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	119,064	112,302
Accrued liabilities	10,075	33,434
Due to related party	—	415
Credit facility	17,500	14,813
Accrued interest payable – stockholder	2,788	2,193
Notes payable stockholders	10,000	—
Total Current Liabilities	159,427	163,157

Notes payable stockholders - long term	—	10,000
Total Liabilities	$159,427	$173,157

Stockholders' Equity
Common Stock - 75,000,000 shares authorized, $.001 par value; 26,378,928 and 21,711,953 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	26,379	21,712
Additional paid-in capital	13,887,772	9,392,007
Equity instruments to be issued	101,279	3,070,000
Accumulated deficit	(4,018,260)	(1,592,338)
Total Stockholders' Equity	9,997,170	10,891,381

Total Liabilities and Stockholders' Equity	$10,156,597	$11,064,538

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues	$—	$—	$—	$—

Depreciation and amortization	258,655	155,884	517,310	233,826
General and administrative expenses	387,207	73,335	1,010,728	121,972
Research and development expenses	480,484	24,384	966,307	24,384

Loss from operations	(1,126,346)	(253,603)	(2,494,345)	(380,182)

Other Income (Expense)
Interest income	14,590	—	19,160	—
Interest expense – stockholders	(299)	(599)	(595)	(1,197)
Interest expense – other	(891)	(654)	(1,795)	(1,321)
Loss on stock exchange	—	—	(37,788)	—
Foreign exchange gain	89,441	—	89,441	—

Loss before provision (benefit) for taxes	(1,023,505)	(254,856)	(2,425,922)	(382,700)
Provision (benefit) for taxes	—	—	—	—

Net loss	$(1,023,505)	$(254,856)	(2,425,922)	(382,700)

BASIC AND DILUTED PER SHARE DATA:
Net Loss per common share, basic and diluted	$(0.04)	$(0.01)	$(0.11)	$(0.02)
Weighted average common shares outstanding, basic and diluted	23,854,325	18,794,764	22,822,246	17,895,927

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,425,922)	$(382,700)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	517,310	233,826
Pre-paid expenses	—	(5,000)
Stock-based compensation	540,775	10,456
Accrued interest from note receivable	(20,448)	—
Loss on exchange for stock	37,788	—
Change in operating assets and liabilities:
Other current assets	58,412	—
Accounts payable	6,762	34,991
Accrued liabilities	(23,359)	216
Accrued interest	595	1,197
Net cash used in operating activities	(1,308,087)	(107,014)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable	(1,514,361)	—
Net cash used in investing activities	(1,514,361)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	990,936	100,000
Proceeds from loan to related party	—	27,222
Repayment of related party loan	(415)	—
Proceeds from revolving credit facility	2,688	—
Net cash provided by financing activities	993,209	127,222

Net increase (decrease) in cash and cash equivalents	(1,829,239)	20,208
Cash and cash equivalents at beginning of period	2,039,907	—
Cash and cash equivalents at end of period	$210,668	$20,208

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest	$1,795	$—
Cash paid during period for taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Rescission of common stock issued for contribution of note receivable	$—	$(175,000)
Common stock issued for acquisition	—	4,505,486
Common stock issued for conversion of shareholder notes and accrued interest	—	1,490,390
Common stock issued for investments	—	322,360

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Note 1.   Nature of Organization

Organization and Operations

Nexeon MedSystems Inc (“Nexeon” or the “Company”) was incorporated in the State of Nevada on December 7, 2015. We are a development stage enterprise focusing on the development and commercialization of physician-driven, medical device innovations. As a bioelectronics company developing active medical devices for the treatment of chronic medical conditions, we are developing solutions with a unique blend of traditional device technologies such as electronics, software, mechanical engineering, and material science. The Company’s primary purposes are to develop and commercialize the drug-eluting balloon technology acquired in the acquisition of Nexeon MedSystems, Inc., a private Delaware corporation (“NXDE”) and to commercialize the implantable neurotechnology and recording platform to be applied for the relief of chronic diseases and disorders, upon completing the acquisition of Nexeon Medsystems Belgium, SPRL (“NMB”), as well as acquire medical device manufacturing capability. During 2016, the Company formed the following wholly-owned subsidiaries: Nexeon Medsystems Europe, SARL (“Nexeon Europe”), Nexeon Medsystems Puerto Rico Operating Company Corporation (“NXPROC”), and Pulsus Medical LLC. Nexeon Europe is the holding company for NXPROC and NMB, subject to the acquisition. NXPROC is focused on research and development, software development and data analysis for the implantable neurotechnology. Pulsus Medical, LLC will conduct research and development on the cardiovascular disease technology.

Unless the context otherwise requires, references to “we,” “our,” “us,” “Nexeon” or the “Company” in these Notes mean Nexeon MedSystems Inc, a Nevada corporation, on a consolidated basis with its wholly-owned subsidiaries, as applicable.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Nexeon MedSystems Inc and its wholly-owned subsidiaries NXPROC, Nexeon Europe and Pulsus Medical, LLC as of June 30, 2017 and December 31, 2016 and for the three month periods ended June 30, 2017 and 2016. The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements of the Company, and related notes thereto, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2016. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as June 30, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended June 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 3.   Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not generated any revenues since inception and has an accumulated a deficit of $4,018,260 at June 30, 2017. The Company currently has limited liquidity, and has not completed its efforts to establish a source of recurring revenues sufficient to cover operating costs over an extended period of time. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

Management expects to seek potential business opportunities for merger or acquisition of existing companies. Management, while not especially experienced in matters relating to public company management, will rely upon their own efforts and, to a much lesser extent, the efforts of the Company’s shareholders, in accomplishing the business purposes of the Company.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

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
JUNE 30, 2017
(Unaudited)

Note 4.   Summary of Significant Accounting Policies (Continued)

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

Long-lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The Company did not recognize any impairment losses during the three and six months ended June 30, 2017.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Note 4.   Summary of Significant Accounting Policies (Continued)

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

The Company recognized stock-based compensation aggregating $161,848 and $10,204 for common stock options issued to Company personnel, directors and/or consultants during the six months ended June 30, 2017 and 2016, respectively. Also during the six months ended June 30, 2017 and 2016, the Company paid stock-based compensation consisting of common stock issued to non-employees aggregating $378,927 and $0, respectively, and to affiliates aggregating $0 and $252, respectively.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Note 4.   Summary of Significant Accounting Policies (Continued)

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

Note 5.   Income Taxes

As of June 30, 2017, the Company has approximately $4,018,260 of net operating losses (“NOL”) carryovers to offset taxable income, if any, in future years which begin to expire in fiscal 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to the NOL period because it is more likely than not that all of the deferred tax assets will not be realized.

Note 6.   Notes Payable

As of June 30, 2017, the Company held a note payable with a stockholder in the amount of $10,000 which bears interest at the rate of 12% per annum and matures on March 31, 2018. As of June 30, 2017, accrued interest payable related to the note was $2,788.

The Company has a revolving credit card with BB&T Financial with an outstanding balance of $13,851 as of June 30, 2017, a credit limit of $60,000 and a current APR of 25.4%, and a revolving credit card with Comerica Bank with an outstanding balance of $3,649 as of June 30, 2017, a credit limit of $11,000 and a current APR of 0%.

Note 7.   Notes Receivable

In connection with the Acquisition Agreement (See Note 11. Related Party Transactions) and based on the assumption that Nexeon Europe will acquire 107,154 shares of NMB, Nexeon Europe and NMB entered into the Loan Agreement and Promissory Note pursuant to which Nexeon Europe agreed to loan NMB an aggregate of €1,000,000. The loan will mature on the first business day after the one (1) year anniversary of the agreement, or January 11, 2018. The loan accrues interest at a rate of 5% per annum, which interest shall be payable on the maturity date. On May 1, 2017, the terms of the loan were amended to increase the aggregate principal amount of the loan to €1,500,000. As of June 30, 2017, $1,514,361 has been loaned to NMB pursuant to the terms of the Loan Agreement and Promissory Note and $20,448 has been recorded as accrued interest income.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Note 8.   Equity

Common Stock Issuances

During the six months ended June 30, 2017, the Company:

(i)
Issued an aggregate of 201,002 shares of common stock for certain legal, corporate structuring and research and development consulting services rendered by third-party consultants. The foregoing shares were valued at $201,002. $2,925 is included in Equity instruments to be issued for consulting compensation earned but not yet issued as of June 30, 2017.

(ii)
On March 17, 2017 the Company offered to current warrant holders who participated in the 2016 Private Placement which closed on December 2, 2016, the opportunity to convert their warrants into common stock of the Company on the following terms (the “Warrant Conversion Offer”). The offer terms included the exercise of seventeen (17) warrants for seventeen (17) shares of the Company’s common stock at an exercise price of $0.01 per share for every one hundred (100) warrants owned. The remaining eighty-three (83) warrants per hundred warrants owned would be cancelled. The offer was on an all-or-nothing basis to convert all warrants held by each warrant holder (the “Warrant Conversion Offer”). As of June 30, 2017, 593,598 warrants have been exercised for an aggregate of 593,598 shares of the Company’s common stock and 2,898,151 warrants were cancelled in connection with the Warrant Conversion Offer. The total proceeds from the exercise of the 593,598 warrants pursuant to the Warrant Conversion Offer were $5,936.

(iii)
During the six months ended June 30, 2017, the Company conducted a private placement of up to 2,000,000 shares of common stock to accredited investors only, pursuant to which it would receive up to $2,500,000 in proceeds (the “2017 Private Placement”). The shares of common stock were offered at $1.25 per share. As of June 30, 2017, the Company had received $985,000 from the sale of common stock and issued 788,000 shares of common stock pursuant to the 2017 Private Placement.

(iv)
On December 15, 2016, Mr. Rosellini sold, assigned, and transferred all his right, title, and interest in and to the license owned by him related to the Siemens Patents to the Company pursuant to a Patent License Asset Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, during the six months ended June 30, 2017, 3,050,000 shares of the Company’s restricted common stock were issued to Mr. Rosellini valued at $3,050,000.  See Note 11 – Related Party Transactions, Patent License Agreement (Siemens Patents) and Patent License Asset Purchase Agreement.

(v)
On April 1, 2017, the Company issued 175,000 shares of the Company’s common stock in exchange for an increase of $175,000 in the loan to NMB. The shares were issued to AtidTek, LLC for certain project management and engineering services provided to NMB. The shares were valued at $175,000. See Note 11 – Related Party Transactions, January 10, 2017 Acquisition Agreement.

The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act, by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

Warrants

On February 1, 2016, the Company initiated a private placement for the sale of up to 5,500,000 units (the “Units”) at $1.00 per Unit (the “2016 Private Placement”). Each Unit consisted of one share of restricted common stock and one warrant to purchase one additional share of restricted common stock. The 2016 Private Placement was closed on December 2, 2016. The warrants have an exercise price of $2.00 per share and expire 36 months from the date of issue. The warrants have limited transferability to an affiliate of the holder only, cannot be sold as a warrant and do not contain cashless exercise provisions.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Note 8.   Equity (Continued)

Warrants (Continued)

On March 17, 2017, the Company offered to current warrant holders who participated in the 2016 Private Placement the opportunity to convert their warrants into common stock of the Company on the following terms (the “Warrant Conversion Offer”). The offer terms included the exercise of seventeen (17) warrants for seventeen (17) shares of the Company’s common stock at an exercise price of $0.01 per share for every one hundred (100) warrants owned. The remaining eighty-three (83) warrants per hundred warrants owned would be cancelled. The offer was on an all-or-nothing basis to convert all warrants held by each warrant holder.

As of June 30, 2017, 593,598 warrants have been exercised for an aggregate of 593,598 shares of the Company’s common stock and 2,898,151 warrants were cancelled in connection with the Warrant Conversion Offer. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act, by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

As of June 30, 2017, we had 636,761 warrants outstanding, all of which are currently exercisable, with a weighted average price of $2.00 per share and a total of 636,761 shares of common stock of the Company have been reserved for issuance upon exercise of the warrants.

Options Grants – 2016 Omnibus Incentive Plan

The Company may, from time to time, issue certain equity awards pursuant to our 2016 Omnibus Incentive Plan (the “2016 Plan”). The 2016 Plan was adopted by our Board of Directors on January 2, 2016 and was subsequently approved by our shareholders. The Company reserved 5,000,000 shares of common stock for issuance pursuant option grants under the 2016 Plan.

During the six months ended June 30, 2017, the Company issued stock options to purchase a total of 695,000 shares of the Company’s common stock under the 2016 Plan, with exercise prices ranging from $1.00 to $1.25 per share, as follows:

(i)
Granted to the Chief Science Officer of Nexeon Medsystems Puerto Rico Operating Company Corporation, a wholly-owned subsidiary of the Company, 100,000 incentive stock options to purchase 100,000 shares of common stock, with an exercise price of $1.00 per share. The options vest in monthly increments of 8,333 shares per month for 11 months and 8,337 options shall vest in the 12th month, with the three-year term for each option beginning upon each date of vesting, and granted 325,000 nonqualified stock options to purchase 325,000 shares of common stock, with an exercise price of $1.00 per share. The options vest in monthly increments of 27,083 shares per month for 11 months and 27,087 options shall vest in the 12th month, with the three-year term for each option beginning upon each date of vesting. The fair value of the options was determined to be $113,073 using the Black-Scholes Option Pricing Model.

(ii)
Granted to a Consultant 150,000 nonqualified stock options to purchase 150,000 shares of common stock, with an exercise price of $1.00 per share. 50,000 options vest on January 2, 2018, 50,000 options vest on January 2, 2019 and 50,000 options vest on January 2, 2020. The fair value of the options was determined to be $35,917 using the Black-Scholes Option Pricing Model.

(iii)
Granted to a Director appointed to the Board of Directors nonqualified stock options to purchase a total of 25,000 shares of common stock, in two grants of 12,500 each, with an exercise price of $1.00 per share. The options are immediately exercisable and each option grant expires four years from the date of grant. The fair value of the options was determined to be $6,788 using the Black-Scholes Option Pricing Model.

(iv)
Granted to a second Director appointed to the Board of Directors nonqualified stock options to purchase a total of 25,000 shares of common stock, in two grants of 12,500 each, with an exercise price of $1.00 per share. The options are immediately exercisable and each option grant expires four years from the date of grant. The fair value of the options was determined to be $6,788 using the Black-Scholes Option Pricing Model.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Note 8.   Equity (Continued)

Options Grants – 2016 Omnibus Incentive Plan (Continued)

(v)
Granted to our Vice President, Sales and Marketing, an initial grant of 220,000 nontransferable incentive stock options to purchase 220,000 shares of common stock, with an exercise price of $1.25 per share. Each option shall expire 36 months from the date of vesting. The options shall vest at the rate of 6,111 shares per month for a period of 35 months and 6,115 options shall vest in the 36th month. Vesting commences on the first day of the month following the Grant Date. The fair value of the options was determined to be $33,392 using the Black-Scholes Option Pricing Model.

The options were valued at $195,960 using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.51%
Expected life	3.00 years
Expected dividends	0.00%
Expected volatility	48.16%
Fair value of the Company's common stock	$1.07

Aggregate options expense recognized for the six months ended June 30, 2017 was $161,848.

As of June 30, 2017, there were 1,823,000 shares available for grant under the 2016 Plan, excluding the 3,177,000 options outstanding.

As of June 30, 2017, there were 1,750,000 incentive stock options outstanding to purchase an aggregate of 1,750,000 shares of common stock and 1,427,000 non-qualified options outstanding to purchase an aggregate of 1,427,000 shares of the Company's common stock and 1,823,000 shares available for grant under the 2016 Plan.

Stock option activity, both within and outside the 2016 Plan, and warrant activity for the six months ended June 30, 2017, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at December 31, 2016	2,332,000	$1.00	4,128,510	$2.00
Granted	845,000	1.07	—
Canceled	—	—	2,898,151	2.00
Expired	—	—	—	—
Exercised	—	—	593,598	0.01
Outstanding at June 30, 2017	3,177,000	$1.02	636,761	$2.00
Exercisable at June 30, 2017	1,201,413	$1.00	636,761	$2.00

The range of exercise prices and remaining weighted average life of the options outstanding at June 30, 2017 were $1.00 to $1.25 and 2.73 to 7.92 years, respectively. The aggregate intrinsic value of the outstanding options at June 30, 2017 was $789,735.

The range of exercise price and remaining weighted average life of the warrants outstanding at June 30, 2017 were $2.00 and 1.61 to 2.36 years, respectively. The aggregate intrinsic value of the outstanding warrants at June 30, 2017 was $42,456.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Note 9   Commitments and Contingencies

The Company is subject to a patent royalty agreement that requires 3% of Net Product Sales received from commercialization of the 35 patents or other intellectual property acquired in the Merger with NXDE to be paid to NXDE, LLC. No sales have been generated from any of the acquired patents or intellectual property.

The Company acquired a non-exclusive license to a portfolio of 86 patents and is subject to a 6% royalty to Magnus IP GmbH of the Net Sales of all licensed products sold, licensed, leased or otherwise disposed of pursuant to the license. No sales have been generated from the licensed intellectual property.

Note 10.   Omnibus Incentive Plan

The Company may, from time to time, issue certain equity awards pursuant to our 2016 Omnibus Incentive Plan (the "2016 Plan''). The 2016 Plan was adopted by our Board of Directors on January 2, 2016 and was subsequently approved by our shareholders. As of June 30, 2017, options to purchase a total of 3,177,000 shares of the Company's common stock were issued under the 2016 Plan, 2,957,000 with an exercise price of $1.00 per share and 220,000 with an exercise price of $1.25 per share. 200,916 vested immediately upon grant and the remaining vest in varying amounts ranging from 50,000 to 100,000 annually and monthly increments ranging from 3,333 to 27,087 based on individual stock option agreements. The options have terms as follows: 1,977,000 options have a three-year term starting on each date of vesting, 50,000 options have a four-year term starting on each date of vesting, and 1,150,000 have an eight-year term starting on the date of vesting.

The 2016 Plan is administered by a committee of two or more non-employee independent directors designated by the Board. The committee shall perform the requisite duties with respect to awards granted. The committee currently determines to whom awards are made, the timing of any such awards, the type of securities, and number of shares covered by each award, as well as the terms, conditions, performance criteria, restrictions, and other provisions of awards. The committee has the authority to cancel or suspend awards, accelerate the vesting, or extend the exercise period of any awards made pursuant to the 2016 Plan.

Shares Available under the 2016 Omnibus Incentive Plan

The maximum shares available for issuance under the 2016 Plan are 5,000,000 shares, subject to adjustment as set forth in the 2016 Plan. Any shares subject to an award that expires, is cancelled or forfeited or is settled for cash shall, to the extent of such cancelation, forfeiture, expiration or cash settlement, again become available for awards under the 2016 Plan. The committee can issue awards comprised of restricted stock, stock options, stock appreciation rights, stock units and other awards, as set forth in the 2016 Plan.

Transferability

Except as otherwise provided in the 2016 Plan, (i) during the lifetime of a participant, only the participant or the participant’s guardian or legal representative may exercise an option or stock appreciation right, or receive payment with respect to any other award and (ii) no award may be sold, assigned, transferred, exchanged or encumbered, voluntarily or involuntarily, other than by will or the laws of descent and distribution.

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

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Note 10.   Omnibus Incentive Plan (Continued)

Change in Control (Continued)

If and to the extent that outstanding awards under the 2016 Plan are not continued, assumed or replaced in connection with a merger or relevant corporate transaction, then all outstanding awards shall become fully vested and exercisable for such period of time prior to the effective date of the relevant transaction as is deemed fair and equitable by the committee and shall terminate at the effective date of said transaction.

Note 11.   Related Party Transactions

Patent License Agreement (Siemens Patents) and Patent License Asset Purchase Agreement

On September 29, 2016, William Rosellini, our Chief Executive Officer, a director and a majority shareholder of the Company, entered into a patent license agreement (the “License Agreement”) with Magnus IP GmbH, German corporation (“Magnus”). Pursuant to the terms of the License Agreement, Magnus granted to Mr. Rosellini, and his affiliates, a non-exclusive, non-transferable, non-assignable without the right to sublicense worldwide license to a portfolio of 86 patents, referred to herein as the “Siemens Patents”.

The intellectual property relates to IOT technology as described by a system of interrelated computing devices, mechanical and digital machines, objects, animals, and/or people that have unique identifiers and a subsequent ability to transfer data over a network without requiring human-to-human or human-to-computer interaction.  This technology can be utilized in a wide variety of medical device applications, most notably in hospitals, nursing facilities, or patients’ homes.

On December 15, 2016, Mr. Rosellini sold, assigned, and transferred all his right, title, and interest in and to the license owned by him related to the Siemens Patents to the Company pursuant to a Patent License Asset Purchase Agreement (the “Purchase Agreement”). As consideration for the transfer of the Siemens Patents and the license related thereto, the Company paid to Mr. Rosellini the sum of $140,000 in cash and during the six months ended June 30, 2017, issued to Mr. Rosellini 3,050,000 shares of the Company’s restricted common stock valued at $3,050,000.

January 6, 2017 Stock Exchange Agreement

On January 6, 2017, (the “Effective Date”), the Company and Rosellini Scientific, LLC, a Texas limited liability company (“RS”) – a company controlled by our CEO William Rosellini, entered into a Stock Exchange Agreement (the “Agreement”). Subject to the terms and conditions set forth the Agreement, on the Effective Date, RS sold, transferred, and assigned to Nexeon all of its right, title and interest in and to 100 shares of common stock of MicroTransponder Inc., a Delaware corporation (the “MTI Shares”) in exchange for 389 shares of common stock of Emeritus Clinical Solutions, Inc. (formerly Telemend, Inc.), a Texas corporation, owned by Nexeon and Nexeon sold, transferred and assigned to RS 389 shares of common stock of Emeritus Clinical Solutions, Inc. (the “Emeritus Shares”) in exchange for the 100 MTI Shares (the MTI Shares and Emeritus Shares are collective referred to as the “Exchange Shares”).

January 10, 2017 Acquisition Agreement

On January 10, 2017, Rosellini Scientific, LLC, (“RS”), a company controlled by our CEO William Rosellini, and Nexeon Medsystems Europe, S.a.r.l., a Luxembourg private limited liability company (hereinafter referred to as “Nexeon Europe”), which is a wholly-owned subsidiary of the Company, and in the presence of Nexeon Medsystems Belgium, SPRL, a company incorporated under the laws of Belgium, (hereinafter referred to as “NMB”), entered into an Acquisition Agreement. RS is the sole shareholder of NMB owning 107,154 shares (the “Shares”).

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Note 11.   Related Party Transactions (Continued)

January 10, 2017 Acquisition Agreement (Continued)

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

Pursuant to the terms of the Acquisition Agreement, closing of the transaction is conditioned upon the delivery to Nexeon Europe of a two year audit for years ending December 31, 2015 and 2016 of NMB, to be completed by April 15, 2017, which date has been extended to May 31, 2017. RS shall be solely responsible and liable for any and all fees, costs and expenses associated with such audit.

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

Description of Nexeon Europe

Nexeon Europe is a wholly-owned subsidiary of the Company formed on October 28, 2016. The Company and Nexeon Europe are part of the Nexeon group of companies (the “Group”) that is currently being restructured in order to achieve a more efficient and cost-effective Group structure.

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

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Note 11.   Related Party Transactions (Continued)

January 10, 2017 Acquisition Agreement (Continued)

Loan Agreement and Promissory Note (Continued)

The Loan shall bear interest at the rate of 5% per annum. Accrued interest on the unpaid principal amount of the Loan shall be payable on the Maturity Date. Accrued interest on any partial repayment of the Loan shall be payable on the earlier of the date of repayment or the first business day of the month following partial repayment.

During the quarter ended June 30, 2017, 175,000 shares of the Company’s common stock were issued to AtidTek, LLC, a consultant of NMB in exchange for research and development project management and engineering services. The shares were valued at $175,000. The $175,000 common stock issuance has been included in the outstanding balance of the loan to NMB. On May 1, 2017 the terms of the Promissory Note were amended to increase the aggregate principal amount of the loan to €1,500,000.

As of June 30, 2017, 1,514,361 has been loaned to NMB and $20,448 has been recorded in accrued interest income pursuant to the Loan Agreement and Promissory Note.

Security Agreement

As collateral security for the payment in full when due (whether at stated maturity, by acceleration or otherwise) of the Loan, NMB pledged and granted to Nexeon Europe a security interest in all of NMB’s right, title and interest in, to and under all of its properties, including but not limited to personal and real property, in each case whether tangible or intangible.

Related Party Loan

The Company's Executive Vice President of Finance loaned $415 to the Company. The loan was non-interest bearing with no set terms of repayment. As of June 30, 2017, the loan was repaid in full.

Warrant Conversion Offer

On March 21, 2017, the Company offered to current warrant holders who participated in the 2016 Private Placement which closed on December 2, 2016, the opportunity to convert their warrants into common stock of the Company on the following terms ("Warrant Conversion Offer"). The offer terms included the exercise of seventeen (17) warrants for seventeen (17) shares of the Company’s common stock at an exercise price of $0.01 per share for every one hundred (100) warrants owned. The remaining eighty-three (83) warrants per hundred warrants owned would be cancelled. The offer was on an all-or-nothing basis to convert all warrants held by each warrant holder.

During the six months ended June 30, 2017, the following officers, directors and related parties have converted warrants pursuant to the Warrant Exchange Offer, as follows:

(i)
Mark C. Bates, our Chief Innovation Officer and a Director, held 370,000 warrants and pursuant to the terms of the Warrant Conversion Offer, converted 62,900 warrants into 62,900 shares of common stock, with 307,100 warrants being cancelled.  The 62,900 shares of common stock were value at $629.

NEXEON MEDSYSTEMS INC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Note 11.   Related Party Transactions (Continued)

Warrant Conversion Offer (Continued)

(ii)
Dr. Michael Rosellini, the father of William Rosellini, our Chief Executive Officer, held 600,000 warrants individually and 617,000 warrants under the Michael Rosellini ROTH IRA.  Dr. Rosellini, pursuant to the terms of the Warrant Conversion Offer, converted 206,890 warrants into 206,890 shares of common stock, with 1,010,110 warrants being cancelled.  The 206,890 shares of common stock are held as follows: 102,000 shares by Dr. Rosellini individually and 104,890 shares by the Michael Rosellini ROTH IRA.  The 206,890 shares of common stock were value at $2,069.

(iii)
Michael Neitzel, a Director, held 500,000 warrants through Yorkville MGB Investments, LLC (“Yorkville”).  Mr. Neitzel is the Managing Partner of Yorkville.  Mr. Neitzel converted 85,000 warrants into 85,000 shares of common stock pursuant to the terms of the Warrant Conversion Offer, with 415,000 warrants being cancelled.  The 85,000 shares of common stock were value at $850.

Note 12.   Subsequent Events

2017 Private Placement

During the six months ended June 30, 2017, the Company conducted a private placement of up to 2,000,000 shares of common stock to accredited investors only, pursuant to which it would receive up to $2,500,000 in proceeds (the “2017 Private Placement”). The shares of common stock were offered at $1.25 per share.  As of June 30, 2017, the Company had received $985,000 from the sale of common stock and issued 788,000 shares of common stock pursuant to the 2017 Private Placement.  As of August 11, 2017, the Company has received an additional $180,000 from the sale of common stock and issued 144,000 shares of common stock.

Other Common Stock Issuances

Subsequent to June 30, 2017, the Company issued 3,713 shares of common stock for services rendered by third-party consultants. The shares were valued at $3,713.

Carter, Terry & Company

On July 6, 2017, the Company entered into a placement agent agreement with Carter, Terry & Company (the “Agreement”) for the private placement of equity in the amount of $3,000,000. Carter, Terry & Company will be the exclusive financial advisor to and representative of the Company for an initial period of 30 days, and then reverting to a non-exclusive financial advisor for the next twelve consecutive (12) months commencing on the date of the Agreement, with an option to extend the Agreement an additional six months; provided however, that either party may withdraw from the Agreement at any time upon written notice to the other party. Compensation to Carter, Terry & Company will include a one-time payment of $20,000 and a success fee for debt and/or equity raised on behalf of the Company at the rate of 10% of the amount for any capital raised up to $5,000,000 and 8% of the amount for any capital raised over $5,000,000. This private placement has not commenced as of August 11, 2017. The final terms and conditions are still being finalized.

Nexeon Medsystems Belgium, SPRL (“NMB”) Loan

Between July 1, 2017 and August 11, 2017, an additional $372,543 has been loaned to NMB pursuant to the Loan Agreement and Promissory Note increasing the outstanding balance of the loan to $1,886,904. On July 15, 2017, the Company executed the Second Amended and Restated Promissory Note amending the existing terms to increase the aggregate principal amount of the loan to €1,750,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited interim consolidated financial statements and related notes thereto which are included in Item 1 of this Quarterly Report on Form 10-Q, (ii) the audited financial statements of the Company and NXDE, and related notes thereto, for the period ended December 31, 2016 included in our Form 10 Registration Statement filed with the Securities and Exchange Commission (“SEC”) on October 5, 2016, and (iii) our audited financial statements and related notes thereto included in our Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 29, 2017.

Overview of Business

Nexeon MedSystems Inc was incorporated on December 7, 2015 in the State of Nevada. We are a development stage enterprise focusing on the development and commercialization of physician-driven medical device innovations. The Company’s consolidated operations include operations of the following wholly-owned subsidiaries: Nexeon Medsystems Europe, SARL (“Nexeon Europe”), Nexeon Medsystems Puerto Rico Operating Company Corporation (“NXPROC”) and Pulsus Medical LLC. Nexeon Europe is the holding company for NXPROC and will be the holding company for NMB upon the acquisition of NMB during Q3 of 2017. NXPROC is focused on research and development, software development, and data analysis for the implantable neurotechnology device, NNS, being developed by NMB. As a result of the acquisition of NMB the Company will have accomplished an expansion of its medical device innovations to include an implantable neurotechnology device with European sales expected to begin in Q1 of 2018. Pulsus will continue to conduct the development and commercialization of the Company’s cardiovascular disease technology, a Micro-Perforated Catheter Balloon Drug Delivery System.

As of June 30, 2017, we had an accumulated deficit of $4,108,260. Our net loss was $1,023,505, and $2,425,922 for the three and six months ended June 30, 2017, respectively.

We expect that we will continue to incur significant expenses and increasing operating losses relating to our ongoing activities, particularly as we continue to invest in the development and commercialization of medical devices, which will include the initiation of clinical trials required to receive regulatory approval for our medical devices in both the United States and European Union. Additionally, when we initiate a launch of one or more of our products, we expect to incur substantial commercialization expenses related to the manufacture and distribution, as well as sales and marketing, of these products. In addition, the Company is subject to additional costs associated with operating as a public company. Accordingly, we will need to obtain additional funding to continue operations. Such financing may not be available to us on acceptable terms, or at all. In the event we require additional capital and are unable to secure such funding, we could be forced to delay, reduce, or eliminate our research, development, and commercialization activities.

For complete details regarding the business of the Company, see “Item 1. Business” and “Item 2. Properties” included in our Annual Report on Form 10-K filed with the SEC on March 29, 2017.

Revenue

To date, we have not generated any revenues and have financed our operations with net proceeds from the private placement of our common stock completed during the year ended December 31, 2016 (the “2016 Private Placement”) and our current private placement of our common stock (the “2017 Private Placement”).  See Note 8 – Equity, Common Stock Issuances for details regarding the 2017 Private Placement. The Company’s ability to generate revenues will depend heavily on the successful completion of the requisite clinical trials and studies necessary to achieve approval to begin marketing our contemplated medical devices from the relevant regulatory authorities in the United States and the European Union.

Results of Operations for the Three Months Ended June 30, 2017 and 2016

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

For the three months ended June 30, 2017 and 2016, the Company’s research and development expenses were $480,484 and $24,384, respectively, primarily reflecting consultants, materials and supplies.

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

For the three months ended June 30, 2017 and 2016, the Company’s general and administrative expenses were $387,207 and $73,335, respectively.

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

Depreciation and Amortization

Depreciation and Amortization expenses consist of amortization of acquired intangibles and depreciation for office equipment and furniture and fixtures. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets. During the three months ended June 30, 2017, the Company has not acquired any office equipment.

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

For the three months ended June 30, 2017 and 2016, the Company's depreciation expenses were $49 and $0, respectively. For the three months ended June 30, 2017 and 2016, the Company's amortization expenses were $258,665 and $155,884 respectively.

Results of Operations for the Six Months Ended June 30, 2017 and 2016

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

For the six months ended June 30, 2017 and 2016, the Company’s research and development expenses were $966,307 and $24,384, respectively, primarily reflecting consultants, materials and supplies.

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

For the six months ended June 30, 2017 and 2016, the Company’s general and administrative expenses were $1,010,728 and $121,972, respectively.

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

Depreciation and Amortization

Depreciation and Amortization expenses consist of amortization of acquired intangibles and depreciation for office equipment and furniture and fixtures. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets. During the six months ended June 30, 2017, the Company has not acquired any office equipment.

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

For the six months ended June 30, 2017 and 2016, the Company's depreciation expenses were $98 and $0, respectively. For the six months ended June 30, 2017 and 2016, the Company's amortization expenses were $517,212 and $233,826, respectively.

Liquidity and Capital Resources

Sources of Liquidity

To date, the Company has not generated any revenues. We have financed our operations to date through a private placement (the “2016 Private Placement”) of our common stock and from loans from the Company's largest shareholder, Rosellini Scientific. The 2016 Private Placement was closed as of December 2, 2016 (the “Closing Date”).  We received $2,860,946 in net cash proceeds from the issuance of 2,840,946 units in the 2016 Private Placement and 20,000 units not yet issued at $1.00 per unit. Each unit consists of one share of restricted common stock and one warrant to purchase one additional share of restricted common stock. The warrants have an exercise price of $2.00 per share and expire 36 months from the Closing Date of the 2016 Private Placement.

The Company is conducting a private placement of up to 2,000,000 shares of common stock to accredited investors only, pursuant to which it would receive up to $2,500,000 in proceeds (the “2017 Private Placement”). The shares of common stock are being offered at $1.25 per share.  As of August 11, 2017, the Company has received $1,165,000 from the sale of common stock and issued 932,000 shares of common stock pursuant to the 2017 Private Placement.

During the six months ended June 30, 2017, the Company issued an aggregate of 201,002 shares of common stock for certain legal, corporate structuring and research and development consulting services rendered by third-party consultants and issued 175,000 shares of common stock for research and development consulting to a contractor of NMB. The foregoing shares were valued at $376,002. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act, by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

During the next 12 months, the Company may elect to issue additional debt or equity either by private placement or a registered offering. There can be no assurance that the Company will be successful in completing any new debt and/or equity financing or receive assignments of grants. If the Company is unable to secure needed financing or is unable to secure such financing on terms we find favorable, we may be forced to delay, limit, or terminate product development and/or future product commercialization.

During 2016, Rosellini Scientific transferred approximately $751,000 of Federal research grants applicable to Pulsus’ products to the Company. These awards commence in the third quarter of 2017. Pulsus had previously applied for Matching Funds from the Kentucky SBIR Matching Funds Program funded by the Cabinet for Economic Development (“CED”), Office of Entrepreneurship. The Kentucky SBIR Matching Funds Program was a competitive qualification process and Pulsus did not receive the award. The Company and Pulsus have several additional NIH/SBIR Grant applications pending.

NMB currently has €1,496,000 (approximately US $1,615,000) in remaining funds from previously awarded grants and €1,203,000 (approximately US $1,299,000) in pending grant applications from the La Region Wallone in Belgium. The NMB grant revenues would be beneficial to the Company subject to completing the acquisition of NMB.

As of June 30, 2017, we had cash on hand of $210,668 and a working capital surplus of $1,655,235. Based upon our budgeted burn rate, and along with grant funding and proceeds from the 2017 Private Placement, we currently have operating capital for approximately two month The Company has historically relied on equity or debt financings to finance its ongoing operations.

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

On July 6, 2017, the Company entered into a placement agent agreement with Carter, Terry & Company (the “Agreement”) for the private placement of equity in the amount of $3,000,000. Carter, Terry & Company will be the exclusive financial advisor to and representative of the Company for an initial period of 30 days, and then reverting to a non-exclusive financial advisor for the next twelve consecutive (12) months commencing on the date of the Agreement, with an option to extend the Agreement an additional six months; provided however, that either party may withdraw from the Agreement at any time upon written notice to the other party. Compensation to Carter, Terry & Company will include a one-time payment of $20,000 and a success fee for debt and/or equity raised on behalf of the Company at the rate of 10% of the amount for any capital raised up to $5,000,000 and 8% of the amount for any capital raised over $5,000,000. This private placement has not commenced as of August 11, 2017. The final terms and conditions are still being finalized.

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

The Company’s significant accounting policies are described in more detail in the notes to our consolidated financial statements, above. See Note 4, Summary of Significant Accounting Policies which we believe set forth the most critical accounting policies to aid you in fully understanding and evaluating our financial condition and results of operations.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2017, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of the Merger, 100% of NXDE’s issued and outstanding shares of preferred stock were converted into an aggregate of 1,659,943 shares of the Company’s common stock. The Company has been unsuccessful in contacting five NXDE preferred stock holders and issuing 77,725 shares of the Company’s stock. These shares are valued at $77,725 and are included in Equity instruments to be issued until these shares can be issued. The Company has issued 1,582,218 of the 1,659,943 shares of the Company’s common stock exchanged pursuant to the Merger Agreement.

As part of the Merger, Dr. Mark C. Bates, our Chief Innovation Officer, and director, received an aggregate of 386,212 shares of the Company’s common stock upon conversion of the NXDE preferred shares, and converted $370,000 of debt owed to him by NXDE into 370,000 shares of the Company’s common stock and warrants to purchase up to 370,000 shares of common stock at an exercise price of $2.00 per share. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), by Section 4(a)(2) thereof and/or Rule 506 of Regulation D thereunder, as a transaction by an issuer not involving a public offering.

As part of the Merger, Mr. Ralph Ballard, co-founder, and director of NXDE, received an aggregate of 123,759 shares of the Company’s common stock upon conversion of the NXDE preferred shares as follows: 1,398 shares of common stock were issued to Mr. Ballard, 7,691 shares of common stock were issued to a Custodial IRA FBO Ralph Ballard and 114,670 shares of common stock were issued to Ballard Investments. In addition, Mr. Ballard converted $451,482 of debt owed to him by NXDE into 451,482 shares of the Company’s common stock and warrants to purchase up to 451,482 shares of common stock at an exercise price of $2.00 per share with a term of 36 months, which shares and warrants were issued to Ballard Investments. In addition, three trusts representing three of Mr. Ballard’s children converted an aggregate of $431,821 of debt into 431,821 shares of the Company’s common stock and warrants to purchase up to 431,821 shares of common stock at an exercise price of $2.00 per share with a term of 36 months, divided between and issued to the three trusts. Mr. Ballard denies any beneficial ownership in the common stock and warrants issued to the three trusts. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by Section 4(a)(2) thereof and/or Rule 506 of Regulation D thereunder, as a transaction by an issuer not involving a public offering.

After the Merger, three additional NXDE shareholders converted an aggregate of $34,261 in debt for 34,261 shares of the Company’s common stock and warrants to purchase up to 34,261 shares of common stock at an exercise price of $2.00 per share with a term of 36 months. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by Section 4(a)(2) thereof and/or Rule 506 of Regulation D thereunder, as a transaction by an issuer not involving a public offering.

After the Merger, Rosellini Scientific exchanged a $175,000 promissory note with a term of five years bearing an annual interest rate of 8%, payable to Rosellini Scientific by Emeritus in exchange for 175,000 shares of the Company’s common stock and three-year warrants to purchase up to 175,000 shares of common stock with an exercise price of $2.00 per share. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities by Section 4(a)(2) thereof and/or Rule 506 of Regulation D thereunder, as a transaction by an issuer not involving a public offering. This transaction was rescinded as of June 30, 2016 and the shares were returned.

On December 15, 2015, the Company issued 500,000 shares of its common stock to Ronald Conquest, the Executive Vice President of Finance, and a director for the sum of $500. Of the 500,000 shares, 212,000 vested upon issuance and the balance shall vest over a 36-month period commencing on January 1, 2016. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by Section 4(a)(2) thereof and/or Rule 506 of Regulation D thereunder, as a transaction by an issuer not involving a public offering.

On January 1, 2016, the Company issued 252,000 shares of common stock to Christopher Miller, the Company’s Chief Financial Officer, for certain accounting and budget-related services rendered as well as serving as Interim CFO until a permanent CFO was hired. The shares vest over a 36-month period. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On January 2, 2016, the Company issued 1,800,000 shares of common stock to its then Vice President of Clinical Affairs, Dr. Elizabeth Rosellini in exchange for 214 shares of common stock of Emeritus and 60,000 shares of common stock of Nuviant. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act, by Section 4(a)(2) thereof and/or Rule 506 of Regulation D thereunder, as a transaction by an issuer not involving a public offering.

On January 2, 2016, the Company entered into a contribution agreement with Rosellini Scientific, a company controlled by our Chief Executive Officer, William Rosellini and its wholly-owned subsidiary, Belltower Associates, LLC. Pursuant to the contribution agreement, the Company issued 13,200,000 shares of common stock in return for, among other consideration:

•	RSBA’s assignment (subject to regulatory transfer approval) to the Company of Phase II, should it be granted, of the federal NIH/SBIR awarded Grant #1R44HL129870-01;
•	1,675,000 shares of common stock of Nuviant;
•	167 shares of common stock of MicroTransponder, Inc., a Delaware corporation; and
•	175 shares of common stock of Emeritus.

The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by Section 4(a)(2) thereof and/or Rule 506 of Regulation D thereunder, as a transaction by an issuer not involving a public offering.

On December 2, 2016, pursuant to the 2016 Private Placement, the Company received $2,860,946 in net cash proceeds from the issuance of 2,840,946 units. Each Unit consisted of one share of common stock and one warrant to purchase one additional share of common stock. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by Section 4(a)(2) thereof and/or Rule 506 of Regulation D thereunder, as a transaction by an issuer not involving a public offering.

On March 17, 2017, the Company offered to current warrant holders who participated in the 2016 Private Placement, the opportunity to convert their warrants into common stock of the Company (the “Warrant Conversion Offer”). The offer terms included the exercise of 17 warrants for 17 shares of the Company’s common stock at an exercise price of $0.01 per share for every 100 warrants owned. The remaining 83 warrants per 100 warrants owned would be cancelled. The offer was on an all-or-nothing basis to convert all warrants held by each warrant holder. As of June 30, 2017, 593,598 warrants have been exercised for an aggregate of 593,598 shares of the Company’s common stock and 2,898,151 warrants were cancelled in connection with the warrant conversion offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act, by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On April 1, 2017, the Company issued 175,000 shares of the Company’s common stock in exchange for an increase of $175,000 in loan to NMB. The shares were issued to AtidTek, LLC for certain project management and engineering services provided to NMB. The shares were valued at $175,000. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and/or Rule 506 of Regulation D thereunder, as a transaction by an issuer not involving a public offering.

As of June 30, 2017, the Company issued an aggregate of 372,502 shares of common stock for certain legal, corporate structuring and research and development consulting services rendered by third-party consultants. The foregoing shares were valued at $372,502. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act, by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

During the six months ended June 30, 2017, the Company conducted a private placement of up to 2,000,000 shares of common stock to accredited investors only, pursuant to which it would receive up to $2,500,000 in proceeds (the “2017 Private Placement”). The shares of common stock were offered at $1.25 per share. As of August 11, 2017, the Company has received $1,165,000 from the sale of common stock and issued 932,000 shares of common stock The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

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
_________________
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

Nexeon MedSystems Inc

Dated: August 11, 2017	By:	/s/ William Rosellini
William Rosellini Chief Executive Officer (Principal Executive Officer)

Dated: August 11, 2017	By:	/s/ Christopher R. Miller
Christopher R. Miller Chief Financial Officer (Principal Financial and Accounting Officer)