Form 10-Q
period 2017-09-30
NEXEON MEDSYSTEMS INC
filed 2017-11-20
CIK 1416172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:  000-55655

NEXEON MEDSYSTEMS INC

(Exact name of Registrant as specified in its charter)

Nevada	81-0756622
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

As of November 20, 2017, the issuer had 27,230,778 shares of Common Stock, $0.001 par value, issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$764,799	$2,124,795
Accounts receivable	1,863,154	48,842
Grants receivable	1,036,716	69,391
Inventory	2,348,729	—
Other current assets	53,750	132,453
Notes receivable – related party	—	106,062
Total Current Assets	$6,067,148	$2,481,543

Property, plant and equipment, net	1,726,912	69,354
Investments	112,072	148,860
Intangible assets	438,163	—
Patents, licenses and intellectual property, net of accumulated amortization of 1,472,965 and 601,570, respectively	8,996,144	9,712,090
Total Assets	$17,340,439	$12,411,847

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	1,992,206	277,649
Accrued liabilities	409,238	113,019
Loans and lease payable	536,518	51,284
Advance grant payments	503,636	400,669
Deferred liabilities	137,850	12,401
Due to related party	126,887	81,008
Accrued interest - other	75,287	—
Notes payable – stockholders	10,000	—
Accrued interest payable - stockholders	3,090	2,193
Total Current Liabilities	3,794,712	938,223

Long-term debt, net of original discount	3,664,163	141,419
Notes payable – stockholders	—	10,000
Total Liabilities	$7,458,875	$1,089,642

Stockholders' Equity
Common Stock - 75,000,000 shares authorized, $.001 par value; 26,896,228 and 21,711,953 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	26,896	21,712
Additional paid-in capital	14,844,462	9,759,560
Equity instruments to be issued	125,072	3,070,000
Retained earnings (accumulated deficit)	(5,156,598)	(1,565,797)
Accumulated other comprehensive income	41,732	36,730
Total Stockholders' Equity	9,881,564	11,322,205

Total Liabilities and Stockholders' Equity	$17,340,439	$12,411,847

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPRENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$1,039,679	$185,250	$1,147,288	$1,494,225
Cost of product sold	709,373	35,926	737,664	39,405
Gross profit	330.306	149,324	409.624	1,454,820

General and administrative expenses	651,556	249,747	1,817,218	421,364
Research and development expenses – other	287,229	295,686	1,659,560	158,263
Research and development expenses – related party	—	—	—	56,261
Depreciation and amortization	326,792	175,179	924,790	446,303

Income (loss) from operations	(935,271)	(571,288)	(3,991,944)	372,629

Other Income (Expense)
Interest income	3,041	—	3,216	2
Interest income – related party	—	—	2,009	451
Gain on bargain purchase	624,211	—	624,211	—
Interest expense – related party	(302)	(598)	(898)	(1,886)
Interest expense – other	(26,490)	(2,240)	(30,864)	(6,528)
Loss on stock exchange	—	—	(37,788)	—
Bad debt	—	—	(171,946)	—
Foreign exchange loss	(89,441)	—	—	—

Loss before provision (benefit) for taxes	(424,252)	(574,126)	(3,604,004)	364,668
Provision (benefit) for taxes	—	—	(13,203)	—

Net income (loss)	$(424,252)	$(574,126)	$(3,590,801)	$364,668

Other comprehensive income
Foreign currency translation adjustment	(81,264)	6,924	5,002	41,124

Comprehensive income (loss)	(505,516)	(567,202)	(3,585,799)	405,792

BASIC AND DILUTED PER SHARE DATA:
Net income (loss) per common share, basic and diluted	$(0.02)	$(0.03)	$(0.15)	$0.02
Weighted average common shares outstanding, basic and diluted	26,500,958	18,825,985	24,061,958	18,212,552

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,590,801)	$364,668
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	924,786	446,303
Stock-based compensation	217,605	23,115
Accrued interest from note receivable	—	—
Loss on exchange for stock	37,788	—
Gain on bargain purchase	(624,211)	—
Bad debt	171,946	—
Income tax benefit	(13,203)	—
Interest expense – original discount notes payable	11,428	—
Change in operating assets and liabilities:
Accounts receivable	(436,504)	(2,570)
Grants receivable	(734,790)	(192,567)
Inventory	(153,562)	—
Other current asset	103,858	(3,955)
Accounts payable	495,987	(81,208)
Accrued interest receivable – related party	—	(451)
Accrued liabilities	(103,443)	21,294
Advance grant payments	(440,739)	129,541
Accrued interest payable - other	(2,556)	1,795
Deferred liabilities	340	(70,265)
Net cash used in operating activities	(4,136,071)	635,700

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable – related party	(59,027)	(871,478)
Capital expenditures	(971,102)	(11,283)
Net cash used in investing activities	(1,030,129)	(882,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,773,288	432,966
Proceeds from debt	1,839,387	(30,300)
Repayment of debt	(57,541)	—
Proceeds from grant advance	235,349	—
Proceeds from related party	34,438	85,436
Repayment to related party	—	(16,152)
Net cash provided by financing activities	3,824,921	471,950

Effects of exchange rate changes on cash	(18,717)	471

Net increase (decrease) in cash and cash equivalents	(1,359,996)	225,360
Cash and cash equivalents at beginning of period	2,124,795	—
Cash and cash equivalents at end of period	$764,799	$225,360

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest	$17,708	$5,065
Cash paid during period for taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Original purchase discount on notes	$274,266	$—
Common stock issued for acquisition	—	4,505,486
Common stock issued for conversion of shareholder notes and accrued interest	—	1,287,564
Common stock issued for investments	—	322,360

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 1 – BUSINESS – NATURE OR ORGANIZATION

Organization and Operations

Nexeon MedSystems Inc (“Nexeon” or the “Company”) was incorporated in the State of Nevada on December 7, 2015. Nexeon MedSystems Inc is a neuromodulation medical device manufacturing company. As a development stage enterprise, the Company’s primary purposes are to develop and commercialize our neurostimulation technology platform for the treatment of various disorders via electrical stimulation of tissues associated with the nervous system. The neurostimulation technology platform was acquired through the acquisition of Nexeon Medsystems Belgium, SPRL (“NMB”).During 2016, the Company formed the following wholly owned subsidiaries: Nexeon Medsystems Europe, SARL (“Nexeon Europe”), Nexeon Medsystems Puerto Rico Operating Company Corporation (“NXPROC”), and Pulsus Medical LLC. Nexeon Europe is the holding company for NXPROC and Nexeon Medsystems Belgium, SPRL (“NMB”). NXPROC is focused on advanced computational biology and deep learning utilization associated with the Internet of Things technology. Pulsus Medical, LLC conducts research and development related to cardiovascular disease technology acquired in the acquisition of Nexeon MedSystems, Inc., a private Delaware corporation (“NXDE”). On September 1, 2017, through its wholly-owned subsidiary Nexeon Europe, the Company completed the acquisition of NMB, along with NMB’s wholly owned subsidiaries Medi-Line, S.A (“Medi-Line”) and its holding company INGEST, SPRL (“INGEST”), which are incorporated under the laws of Belgium. INGEST is the holding company for Medi-Line. Medi-Line provides the medical device manufacturing expertise and experience needed to scale our business.  Medi-Line is a leading global source of innovative medical device solutions with existing customers that include Fortune 50 companies, neurostimulator companies, and the Company. On September 27, 2017 Nexeon Medsystems Inc began trading on the OTCQB stock exchange under the symbol NXNN.

Unless the context otherwise requires, references to “we,” “our,” “us,” “Nexeon” or the “Company” in these Notes mean Nexeon MedSystems Inc, a Nevada corporation, on a consolidated basis with its wholly-owned subsidiaries, as applicable.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Nexeon MedSystems Inc and its wholly owned subsidiaries NXPROC, Nexeon Europe. Pulsus Medical, LLC, and NMB as of September 30, 2017 and December 31, 2016 and for the three and nine month periods ended September 30, 2017 and 2016. The financial statements include the accounts of INGEST and Medi-Line from August 30, 2017, the acquisition date of INGEST and Medi-Line by NMB, and as of September 30, 2017. The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements of the Company, and related notes thereto, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2016. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as September 30, 2017 and the results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. All significant intercompany accounts and transactions have been eliminated in consolidation.

Management Estimates and Assumptions

The preparation of the Company’s financial statements are in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates.

Principals of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries. All material inter-company accounts, transactions, and profits have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers those short-term, highly liquid investments with maturities of three months or less as cash and cash equivalents. The Company currently has no cash equivalents.

Long-lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value, of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The Company did not recognize any impairment losses during the three and nine months ended September 30, 2017.

Property and Equipment

Property and equipment are stated at cost. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized based upon the lesser of the term of the lease or the useful life of the asset and such expense is included in depreciation expense. Repair and maintenance costs are expensed as incurred. The Company capitalizes all furniture and equipment with cost greater than $1,000 and benefiting more than one accounting period in the period purchased for U.S. operations and according to Belgium tax rules for Belgian operations.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share as required by Accounting Standards Codification subtopic 260-10, “Earnings per Share” (“ASC 260-10”). Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. Basic and diluted earnings per share were the same for the three months ended September 30, 2017 and 2016, respectively and for the nine months ended September 30, 2017 and 2016, respectively as the Company has no dilutive securities.

Revenue Recognition

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company will record revenue when it is realizable and earned and the services have been rendered to the customers. Additionally, the Company will record revenue from the sale of its manufactured products and medical devices when the product is delivered to the customer.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

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

Research and Development Expenses

Research and development expenses are charges to expense as incurred. Research and development expenses include, but are not limited to, product development, clinical and regulatory expenses, payroll and other personnel expenses, materials, supplies, consulting costs, and non-recurring engineering costs. These expenses are assigned to the research, development and clinical projects to develop the Company’s implantable neurostimulation, sensing, and recording technology for a variety of clinical therapeutic applications and for manufacturing product development.

The Company has been awarded grants subsidies for on-going research and development projects from the National Institutes of Health Department of Health and Human Services, through the Public Service of Wallonia - Department of Technology Development and the Research Programs Department (the Wallonia region is located in South Brussels, in Belgium) and the Cancer Prevention and Research Institute of Texas to support our research projects with potential for commercialization. The Company receives the funding in a combination of advance payments at commencement of a project and through reimbursement requests, invoices, for applicable research and development expenses as expenses are incurred. These grants and subsidies provide non-dilutive funds that do not include a repayment obligation. Participation by the granting agency typically accounts for 50% to 100% of the project costs in grants or subsidies.

The Company recognizes the amounts receivable in regards to the grants contracts at fair value when there is reasonable assurance that the contract amount will be received and that all the conditions of the specific contract will be complied with in order to properly match the reimbursements with the specific expenditures that the specific contract intends to reimburse. The Company recognizes the amounts received in accordance with the contracts as a reduction of research and development expenses over the periods necessary to match the contract on a systematic basis to the costs that it is intended to compensate. The Company records, on the balance sheet, Grants receivable upon meeting the criteria discussed above until cash is received. Where the Company receives payments in advance it is recorded as Advance grant payments on the balance sheet and relieved against research and development expense as the associated costs are incurred.

As of September 30, 2017 the Company has $1,036,716 in Grants receivable for project expenses invoiced and to be invoiced, but not yet paid which have been recorded as a reduction of research and development expense in the accompanying statement of operations and $503,636 in Advance payments received and yet to be expended.

Foreign Currency Translation and Transactions

The Company’s reporting currency is the U.S. dollar. The Company’s operations in Belgium use their local currencies as their functional currency. The financial statements in foreign currency are translated into U.S. Dollars, “USD,” in accordance with ASC Topic 830, Foreign Currency Translation. All assets and liabilities are translated at the year-end currency exchange rate, stockholders’ equity items are translated at the historical rates and income statement items are translated at the average exchange rate prevailing during the year. Translation adjustments resulting from this process are reported under other comprehensive income (“OCI”) in accordance with ASC Topic 220, Reporting Comprehensive Income as a Component of Stockholders’ Equity. Foreign exchange transaction gains and losses are reflected in the statement of comprehensive income.

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

ASC 820 defines “fair value” as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

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

Leases

Leases are reviewed and classified as capital or operating at their inception in accordance with ASC Topic 840, Accounting for Leases. For leases that contain rent escalations, the Company records monthly rent expense equal to the total amount of the payments due in the reporting period over the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent account.

Acquired Intangibles

Acquired intangibles include patents and patent licenses acquired by the Company, which are recorded at fair value, assigned an estimated useful life, and are amortized on a straight-line basis over their estimated useful lives ranging from 3 to 19 years . The Company periodically evaluates whether current facts or circumstances indicate that the carrying values of its acquired intangibles may not be recoverable. If such circumstances are determined to exist, an estimate of the undiscounted future cash flows of these assets, or appropriate asset groupings, is compared to the carrying value to determine whether an impairment exists. If the asset is determined to be impaired, the loss is measured based on the difference between the carrying value of the intangible asset and its fair value, which is determined based on the net present value of estimated future cash flows.

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

During the nine months ended September 30, 2017 and 2016, the Company recognized stock-based compensation expense aggregating $217,605 and $23,115, respectively for common stock options issued to Company personnel, directors and consultants. Paid stock-based compensation consisting of restricted Common Stock issued to employees aggregating $52,484 and $0, respectively, and paid stock-based compensation consisting of restricted Common Stock issued to non-employees aggregating $619,883 and $146,500, respectively. During the nine months ended September 30, 2017 and 2016, the Company paid stock-based compensation, to affiliates aggregating $0 and $252, respectively.

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

NOTE 3 – BUSINESS COMBINATIONS

On September 1, 2017 (the “Acquisition Date”), Nexeon MedSystems Inc, a Nevada corporation, (the “Company”), through its wholly-owned subsidiary Nexeon Medsystems Europe, SARL, a Luxembourg private limited liability company ( “Nexeon Europe”), completed the acquisition of Nexeon Medsystems Belgium SPRL, a company incorporated under the laws of Belgium, (“NMB”) pursuant to the Acquisition Agreement entered into on January 10, 2017, between Rosellini Scientific, LLC, a Texas limited liability company controlled by our Chief Executive Officer, William Rosellini, (“RS”) and Nexeon Europe (the “Acquisition”).  RS was the sole shareholder of NMB owning 107,154 shares (the “Shares”). Pursuant to the Acquisition Agreement, RS granted to Nexeon Europe the exclusive and irrevocable right to purchase the Shares upon the terms and conditions set forth in the Acquisition Agreement (the “Right to Purchase”). The consideration for the Right to Purchase was US $1,000 (the “Acquisition Price”). Upon Nexeon Europe exercising the Right to Purchase, the Agreement was automatically deemed converted into and considered a share transfer agreement for the purchase of the Shares and the Acquisition Price became the Purchase Price of the Shares and was deemed to have been satisfied by Nexeon Europe to RS as of the date of the Acquisition Agreement.

Due to RS controlling both the Company and NMB, the acquisition has been recorded as a combination of entities under common control and the results of NMB for the three and nine months periods ending September 30, 2017 and 2016 are reported retrospectively on a consolidated basis in the Company’s financial statements.

Included in the acquisition of NMB, are its wholly-owned subsidiaries, Medi-Line, S.A (“Medi-Line”) and its holding company INGEST, SPRL (“INGEST”). On August 30, 2017, NMB acquired INGEST and Medi-Line for $1,740,102 (payable as €1,450,000 EUR cash) or $1,069,858 (€891,496 EUR) net of cash acquired. As part of the transaction, and prior to the acquisition, Nexeon Europe loaned NMB $970,400 (€818,075 EUR) pursuant to the existing loan agreement and promissory note, NMB secured a credit facility in the amount of $330,319 (€275,000 EUR) and Medi-Line loaned NMB $540,032 (€450,000 EUR). Payment of the purchase price included the settlement of a note payable in the amount of $120,007 (€100,000 EUR) and a dividend payable in the amount of $9,901 (€8,250 EUR) to the sellers of INGEST. The balance of the loan and all accrued interest related to the loan agreement and promissory note between Nexeon Europe and NMB along with the $540,032 (€450,000 EUR) loan from Medi-Line to NMB is eliminated through consolidation in the financial statements.

Medi-Line provides the medical device manufacturing expertise and experience needed to scale our business.  Medi-Line is a leading global source of innovative medical device solutions with existing customers that include Fortune 50 companies, neurostimulator companies, and the Company. Medi-Line provides high quality and efficiency in the development, engineering, and manufacturing of medical devices for the med-tech and pharmaceutical industries. In 2006, Medi-Line invested in new manufacturing facilities and constructed Assembly Clean Rooms ISO 7 (class C) and Extrusion/Injection Molding Clean Room ISO 8 (class D).

The acquisition of INGEST and Medi-Line was accounted for using the acquisition method and, accordingly, the results of operations of INGEST and Medi-Line were reported in the Company's financial statements beginning on August 30, 2017, the date of acquisition. The total sales and net income reported in the financial statements for the combined INGEST and Medi-Line for the period ending September 30, 2017 were $830,427 and $113,240, respectively.

Due to the timing of the close of the transaction, the Company is still finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed. The allocation of the purchase price included in the current period balance sheet is based on the best estimate of management and is preliminary and subject to change. To assist management in the allocation, the Company has engaged a valuation specialist to prepare an independent appraisal. The Company will finalize the amounts recognized as the information necessary to complete the analysis is obtained. The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition date.

The following table presents the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date on August 30, 2017:

Purchase price	$1,740,102

Cash and cash equivalents	670,244
Inventory	2,224,907
Accounts receivable	1,384,957
Grants receivable	190,002
Other current assets	21,819
Property, plant and equipment	1,728,151
Software licenses	35,513
Note receivable	540,032
Intangibles	445,585
Total Assets Acquired	7,241,209

Current liabilities	2,452,166
Deferred charges	12,244
Non-current liabilities	2,401,913
Total Liabilities Assumed	4,866,322

Net Assets Acquired	2,374,887
Goodwill	$(634,785)

The acquisition of INGEST and Medi-Line resulted in approximately $634,785 of negative goodwill based on management’s preliminary purchase valuation assumptions. The negative goodwill is recorded as a bargain purchase in other income on the statements of comprehensive income. The income related to the negative goodwill is not expected to be applicable for tax purposes.

The following table provides pro forma results of operations for the three and nine months ended September 30, 2017 and 2016, as if INGEST and Medi-line had been acquired as of December 1, 2016. The pro forma results include the effect of certain purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on the acquired tangible and intangible assets and the recognition of grant subsidies. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of INGEST and Medi-Line. Accordingly, such amounts are not necessarily indicative of the results if the acquisition had occurred on the dates indicated or which may occur in the future.

Unaudited Pro forma Consolidated Results

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$1,985,067	$1,919,478	$5,716,007	$6,706,073
Net income (loss)	(438,503)	(205,406)	(3,408,754)	757,316
Net income (loss) per common share, basic and diluted	$(0.02)	$(0.01)	$(0.14)	$0.04

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company does not have sufficient continuing revenue to cover its future operating expenses. The Company currently has limited liquidity, and has not completed its efforts to establish an additional source of revenues sufficient to cover operating costs of the on-going neurostimuation research and development activities over an extended period of time. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 5 – FINANCIAL LIABILITIES

The following financial liabilities are held at carrying amount on the consolidated balance sheet as of September 30, 2017:

Notes Payable

12.00% Senior Secured Convertible Promissory Note

On August 21, 2017, Company entered into a Securities Purchase Agreement (the “SPA”) with Leonite Capital, LLC, a Delaware limited liability company (“LC”) to provide the Company with additional resources to conduct its business. Pursuant to the SPA, LC purchased a unit (the “Unit”) consisting of (i) a Note in the principal amount of $1,120,000 at an original issue discount of $120,000, (ii) warrants to purchase 500,000 shares of the Company’s Common Stock, $0.001 par value per share (“Common Stock”), and (iii) the Commitment Shares equaling 100,000 shares of the Company’s restricted Common Stock valued at $100,000. The funds from the purchase were received by the Company on August 24, 2017 (the “Closing Date”). Interest is at the rate of 12.00% per annum and the maturity date is 24 months from the date of issue. The Note is a senior secured obligation of Nexeon MedSystems Inc, with priority over all future Indebtedness of Nexeon MedSystems Inc. LC shall have the right at any time at LC’s option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Note into fully paid and non-assessable shares of Common Stock or any shares of capital stock or other securities of the Company into which such Common Stock shall hereafter be changed or reclassified. An amount of $274,266 was recorded on the balance sheet as an original discount to the note totaling the $120,000 original discount, $100,000 in restricted Common Stock and $54,266 as the fair value of the warrants issued in the transaction. The $274,266 will be expensed as interest expense over the 24 month term of the loan.

1.27% Secured bank Loan

On August 29, 2017 Medi-Line entered into a credit contract with CBC Banque in the original amount of approximately $2,006,136 (€1,700,000 EUR). The loan is secured by a mortgage on the Medi-Line manufacturing facility and carries an interest rate of 1.27% per annum with a seven year term having monthly payments of interest and amortization of approximately $24,998 (€21,175 EUR). Approximately $1,475,100 (€1,250,000 EUR) of the proceeds from the loan were used for repayment of a loan from INGEST to Medi-Line upon the acquisition of INGEST by NMB and for the payment of a loan to the sellers from INGEST at closing. Approximately $530,136 (€450,000 EUR) of the proceeds were loaned to NMB and used to acquire the shares of INGEST.

1.27% Unsecured Bank Loan

On August 29, 2017 NMB entered into a credit contract with CBC Banque in the original amount of approximately $324,522 (€275,000 EUR). The loan carries an interest rate of 1.27% per annum with a seven year term having monthly payments of interest and amortization of approximately $3,425 (€ 3,425 EUR). Proceeds of the loan were used in part to acquire the shares of INGEST.

0.72% Unsecured Bank Loan

On May 7, 2016 Medi-Line entered into a credit contract with CBC Banque in the original amount of approximately $67,760 (€57,420 EUR). The loan carries an interest rate of 0.72% per annum with a 48 month term having monthly payments of interest and amortization of approximately $1,433 (€ 1,214 EUR). Proceeds of the loan were used to acquire manufacturing equipment.

Loan Subsidy

NMB was awarded a loan subsidy through the Public Service of Wallonia in the amount of $589,791. Of the total amount awarded, $176,934 (€149,934 EUR) is categorized as loan with repayment amounts ranging from $5,898 and $23,591 annually from 2018 through 2032. The current portion of the liability is recorded as Loans and leases payable in the amount of 5,898 and $171,036 is included in long-term debt on the balance sheet. The award amounts in excess of the loan amount are invoiced for reimbursement and recorded as a credit to applicable research and development expenses.

Revolving Credit

The Company has a revolving credit card with BB&T Financial with an outstanding balance of $13,509 as of September 30, 2017, a credit limit of $60,000 and a current APR of 25.4%, and a revolving credit card with Comerica Bank with an outstanding balance of $2,954 as of September 30, 2017, a credit limit of $11,000 and a current APR of 0%.

Available Credit

Medi-Line has an accounts receivable discounting agreement with KBC Commercial Finance for up to 85% of Medi-Line’s customer accounts receivables. The fee for the advances on receivables is the 2-month LIBOR plus 1.5% on annual basis. As of September 30, 2017, the outstanding balance on the credit facility was $0. Medi-line also has an unsecured line of credit with CBC Banque in the amount of approximately $88,506 (€ 75,000 EUR). The outstanding balance of this credit line as of September 30, 2017 is $0.

Stockholder Loan

As of September 30, 2017, the Company held a note payable with a stockholder in the amount of $10,000 which bears interest at the rate of 12.00% per annum and matures on March 31, 2018. As of September 30, 2017, accrued interest payable related to the note was $3,090.

Capital Leases

The following capital lease liabilities are held at carrying amount on the consolidated balance sheet as of September 30, 2017:

Building Lease

Medi-Line has a lease payable in the amount of $784,214 to KBC Vendor Lease. On December 13, 2005, Medi-Line entered into a capital lease facility for the financing of the manufacturing facility construction in the amount of $3,375,029 (€2,860,000 EUR) with a 15 year term. Quarterly lease payments excluding VAT are $46,036 (€39,011 EUR). The Company has the right to purchase the building at the end of the lease term for three percent (3%) of the original lease amount.

Equipment Lease

NMB has a lease payable in the amount of $14,934 to Biotech Coaching S.A. On February 4, 2015, the Company entered into a sale-leaseback transaction with Biotech Coaching S.A. for the sale and lease in the original amount of $120,179 (€110,000 EUR) of medical and clean-room equipment. In March 2015, the Company commenced leasing the equipment with a 36 month term. Monthly lease payments excluding VAT are $3,767 (€3,192 EUR). The Company has the right to purchase the equipment at the end of the lease term for a residual value of $1,298 (€1,100 EUR).

Carrying Amount
Financial Debt Liabilities

12.00% Senior Convertible Secured Note, amortization begins 2018, 2019 maturity	$1,120,000
1.27% Secured Bank Loan, monthly amortization, 2024 maturity	1,983,342
1.27% Unsecured Bank Loan, monthly amortization, 2024 maturity	320,834
0.72% Unsecured Bank Loan, monthly amortization, 2020 maturity	46,798
Loan Subsidy, amortization begins 2018, 2032 maturity	176,934
Revolving Credit	16,463
Capitalized Building lease	784,214
Capitalized Equipment lease	14,934
Less: current portion	(536,518)
Less: original purchase discount, net of amortization	(262,838)
Total Non-Current Debt	$3,664,163

NOTE 6 – INCOME TAXES

The Company has an effective corporate tax rate of 34% for its operations in the United States and an effective corporate tax rate of 33.99% for its Belgium operations. The combined effective corporate tax rate for the nine months ended September 2017 and 2016 were 34% and 20% respectively.

As of September 30, 2017, the Company has approximately $5,156,598 of net operating losses (“NOL”) carryovers to offset taxable income, if any, in future years which expire in fiscal 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to the NOL period because it is more likely than not that all of the deferred tax assets will not be realized

NOTE 7 – INTANGIBLE ASSETS

Intangible assets that have finite useful lives are amortized over their estimated useful lives. Intangible assets as of September 30, 2017 are as follows:

	September 30, 2017	December 31, 2016
Intangible assets with definitive lives:
Patents, licenses and intellectual property - gross	$10,469,109	10,313,660
Less: accumulated amortization	(1,472,965)	(601,570)
Patents, licenses and intellectual property - net	8,996,144	9,712,090

Intangible assets with indefinite lives:
Medi-Line Preliminary Excess Value	438,163	—

Total intangible assets - net	$9,434,307	$9,712,090

Intangible asset amortization expense for the periods ended September 30, 2017 and December 31, 2016 was $862,273 and $594,370, respectively.

NOTE 8 — INVENTORIES

Inventory balances as September 30, 2017 are as follow:

	September 30, 2017	December 31, 2016
Raw materials and supplies	$1,598,162	$—
Goods in process	591,247	—
Finished goods	159,320	—
Total inventories	$2,348,729	$—

NOTE 9 – SEGMENTS OF BUSINESS

Sales by Segment

	Three Months Ended
	September 30,	September 30,	Percent
	2017	2016	Change
Manufacturing	$816,325	$—	—%
Neurostimulation	202,362	176,773	14.5
Other operating income	20,992	8,477	147.6
Revenue	$1,039,679	$185,250	461.2%

	Nine Months Ended
	September 30,	September 30,	Percent
	2017	2016	Change
Manufacturing	$816,325	$—	—%
Neurostimulation	292,936	1,466,331	(80.0)
Other operating income	38,027	27,894	36.3
Revenue	$1,147,288	$1,494,225	(23.2)%

Income Before Tax by Segment

	Three Months Ended
	September 30,	September 30,	Percent
	2017	2016	Change
Manufacturing	$114,720	$—	—%
Neurostimulation	(1,070,982)	(579,765)	(84.7)
Segments operating profit	(956,262)	(579,765)	64.9
Less: Income (expense) not allocated to segments (1)	532,010	5,639	9,334.5
Income (loss) before taxes	$(424,252)	$(574,126)	(26.1)%

	Nine Months Ended
	September 30,	September 30,	Percent
	2017	2016	Change
Manufacturing	$114,720	$—	—%
Neurostimulation	(4,131,488)	344,735	(1,298.5)
Segments operating profit	(4,016,768)	344,735	(1,265.2)
Less: Income (expense) not allocated to segments (1)	425,967	19,933	2,037)
Income (loss) before taxes	$(3,590,801)	$364,668	(1,084.7%

(1)	Amounts not allocated to segments include interest income (expense) and other income (expense).

	Long-Lived Assets
	September 30,	December 30,
	2017	2016
Manufacturing	$1,712,538	$—
Neurostimulation	9,010,518	9,781,444
Segments total	10,723,056	9,781,444
General Corporate	438,163	—
Total	$11,161,219	$9,781,444

Long-lived assets include property, plant and equipment, net for September 30, 2017, and December 30, 2016 of $1,726,912 and $69,354, respectively, and patents, licenses, intellectual property and intangible assets, net for September 30, 2017, and December 30, 2016 of $9,434,307 and $9,172,090, respectively.

NOTE 10 –EQUITY

Common Stock Issuances

During the nine months ended September 30, 2017, the Company:

(i)	Issued an aggregate of 330,482 shares of the Company’s restricted Common Stock for certain legal, corporate structuring and research and development consulting services rendered by third-party consultants. The foregoing shares were valued at $301,030.

(ii)	On March 17, 2017 the Company offered to current warrant holders who participated in the 2016 Private Placement which closed on December 2, 2016, the opportunity to convert their warrants into common stock of the Company on the following terms (the “Warrant Conversion Offer”). The offer terms included the exercise of seventeen (17) warrants for seventeen (17) shares of the Company’s common stock at an exercise price of $0.01 per share for every one hundred (100) warrants owned. The remaining eighty-three (83) warrants per hundred warrants owned would be cancelled. The offer was on an all-or-nothing basis to convert all warrants held by each warrant holder (the “Warrant Conversion Offer”). As of September 30, 2017, 593,598 warrants have been exercised for an aggregate of 593,598 shares of the Company’s Common Stock and 2,898,151 warrants were cancelled in connection with the Warrant Conversion Offer. The total proceeds from the exercise of the 593,598 warrants pursuant to the Warrant Conversion Offer were $5,936.

(iii)	The Company is conducting a private placement of up to 2,000,000 shares of Common Stock to accredited investors only. Pursuant to which it would receive up to $2,500,000 in proceeds (the “2017 Private Placement”). The shares of Common Stock were offered at $1.25 per share. As of September 30, 2017, the Company had received $1,165,000 from the sale of Common Stock and issued 932,000 shares of Common Stock.

(iv)	On December 15, 2016, Mr. Rosellini sold, assigned, and transferred all his right, title, and interest in and to the license owned by him related to the Siemens Patents to the Company pursuant to a Patent License Asset Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, during the nine months ended September 30, 2017, 3,050,000 shares of the Company’s restricted Common Stock were issued to Mr. Rosellini valued at $3,050,000. See Note 12 – Related Party Transactions, Patent License Agreement (Siemens Patents) and Patent License Asset Purchase Agreement.

(v)	On April 1, 2017, the Company issued 175,000 shares of the Company’s Common Stock in exchange for an increase of $175,000 in the loan to NMB. The shares were issued to AtidTek, LLC for certain project management and engineering services provided to NMB. The shares were valued at $175,000. See Note 12 – Related Party Transactions, January 10, 2017 Acquisition Agreement.

(vi)	On August 21, 2017, the Company entered into a Securities Purchase Agreement (the “SPA”) with Leonite Capital, LLC, a Delaware limited liability company (“LC”) to provide the Company with additional resources to conduct its business. Pursuant to the SPA, the Company issued to LC 100,000 shares of the Company’s Common Stock (the “Commitment Shares”) as consideration for entering into the SPA with the Company. The shares were valued at $100,000.

(vii)	On August 21, 2017, the Company offered to current employees the opportunity to purchase shares of the Company’s restricted Common Stock for a discount through payroll deductions. As of September 30, 2017, 56,920 shares of the Company’s restricted Common Stock were issued. The shares were valued at $35,575.

(viii)	On September 28, 2017 issued 24,000 shares of the Company’s Common Stock to an individual subscriber of the 2016 Private Placement. $20,000 of the subscription was previously recorded in Equity instruments to be issued. The remaining $4,000 of the subscription was deposited and the shares were transferred to Common Stock and Additional Paid in capital on the balance sheet. The shares were valued at $24,000.

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

As of September 30, 2017, 593,598 warrants have been exercised for an aggregate of 593,598 shares of the Company’s Common Stock and 2,898,151 warrants were cancelled in connection with the Warrant Conversion Offer and 660,761 warrants are outstanding related to the 2016 Private Placement,. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act, by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering. 24,000 of the outstanding 660,761 warrants were issued in the nine months ended September 30, 2017 upon completion of the subscription agreement by an individual subscriber of the 2016 Private Placement.

On August 21, 2017, the Company entered into a Securities Purchase Agreement (the “SPA”) with Leonite Capital, LLC, a Delaware limited liability company (“LC”) to provide the Company with additional resources to conduct its business. Pursuant to the SPA, the Company issued to LC warrants to purchase 250,000 shares of the Company’s Common Stock with an exercise price of $2.50 per share purchased and having a 2-year term, and issued warrants to purchase 250,000 shares of the Company’s Common Stock with an exercise price of $3.00 per share purchased and having a 5-year term.

In connection with the Securities Purchase Agreement with LC, Michael Rosellini, a shareholder in the Company and father of the Company’s CEO William Rosellini, provided a personal guarantee in the amount of $1,120,000 to induce LC to make the loan to the Company and accept the promissory note in the amount of $1,120,000. As consideration for providing the personal guarantee, the Company issued Michael Rosellini warrants to purchase 200,000 shares of the Company’s Common Stock with an exercise price of $1.50 per share purchased and having a 2-year term. Note 12 –Related Party Transactions Warrants Issued for Personal Guarantee.

As of September 30, 2017, we had 1,336,761 warrants outstanding, all of which are currently exercisable, with a weighted average price of $2.21 per share purchased and a total of 1,336,761 shares of Common Stock of the Company have been reserved for issuance upon exercise of the warrants.

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

During the nine months ended September 30, 2017, the Company issued stock options to purchase a total of 1,845,000 shares of the Company’s common stock under the 2016 Plan, with exercise prices ranging from $1.00 to $2.00 per share and cancelled 425,000 shares with an exercise price of $1.00, as follows:

(i)	Granted to the Chief Science Officer of Nexeon Medsystems Puerto Rico Operating Company Corporation, a wholly owned subsidiary of the Company, 100,000 incentive stock options to purchase 100,000 shares of common stock, with an exercise price of $1.00 per share. The options vest in monthly increments of 8,333 options per month for 11 months and 8,337 options shall vest in the 12th month, with the three-year term for each option beginning upon each date of vesting. And granted 325,000 nonqualified stock options to purchase 325,000 shares of common stock, with an exercise price of $1.00 per share. The options vest in monthly increments of 27,083 options per month for 11 months and 27,087 options shall vest in the 12th month, with the three-year term for each option beginning upon each date of vesting.. The fair value of the options was determined to be $113,073 using the Black-Scholes Option Pricing Model. The total 425,000 options were cancelled as of September 28, 2017 pursuant to the amended employment agreement with the executive.

(ii)	Granted to a Director appointed to the Board of Directors nonqualified stock options to purchase a total of 37,500 shares of common stock, in three grants of 12,500 each, with a weighted average exercise price of $1.33 per share. The options are immediately exercisable and each option grant expires four years from the date of grant. The fair value of the options was determined to be $13,145 using the Black-Scholes Option Pricing Model.

(iii)	Granted to a second Director appointed to the Board of Directors nonqualified stock options to purchase a total of 37,500 shares of common stock, in three grants of 12,500 each, with a weighted average exercise price of $1.33 per share. The options are immediately exercisable and each option grant expires four years from the date of grant. The fair value of the options was determined to be $13,145 using the Black-Scholes Option Pricing Model.

(iv)	Granted to our Vice President, Sales and Marketing, an initial grant of 220,000 nontransferable incentive stock options to purchase 220,000 shares of common stock, with an exercise price of $1.25 per share. Each option shall expire 36 months from the date of vesting. The options shall vest at the rate of 6,111 options per month for a period of 35 months and 6,115 options shall vest in the 36th month. Vesting commences on the first day of the month following the Grant Date. The fair value of the options was determined to be $33,392 using the Black-Scholes Option Pricing Model.

(v)	Granted to a consultant of the Company nonqualified stock options to purchase a total of 150,000 shares of common stock, with an exercise price of $1.00 per share. The options shall vest at the rate of 50,000 options per year beginning on January 2, 2018, 50,000 options on January 2, 2019 and 50,000 options on January 2, 2020 and each option grant expires three years from the date of grant. The fair value of the options was determined to be $35,917 using the Black-Scholes Option Pricing Model.

(vi)	Granted to a consultant of the Company nonqualified stock options to purchase a total of 250,000 shares of common stock, with an exercise price of $1.00 per share. 55,552 options vest immediately and the remaining 194,448 options vest over 28 months at approximately 6,944 options per month form the grant date and each option grant expires three years from the date of grant. The fair value of the options was determined to be $84,271 using the Black-Scholes Option Pricing Model.

(vii)	Three non-executive employees of NMB were granted stock options upon the acquisition of NMB by the Company. Stock options to purchase a total of 725,000 shares of Common Stock with an exercise price of $1.25 were granted. 161,104 options vested immediately and the remaining 563,896 will vest over 28 months from the grant date at approximately 20,138 per month and each option grant expires four years from the date of grant. The fair value of the options was determined to be $204,532 using the Black-Scholes Option Pricing Model.

The options were valued at $384,852 using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.57%
Expected life	3.23 years
Expected dividends	0.00%
Expected volatility	45.23%
Fair value of the Company's common stock	$1.18

Aggregate options expense recognized for the nine months ended September 30, 2017 was $217,605.

As of September 30, 2017, there were 1,248,000 shares available for grant under the 2016 Plan, excluding the 3,752,000 options outstanding.

As of September 30, 2017, there were 2,375,000 incentive stock options outstanding to purchase an aggregate of 2,375,000 shares of Common Stock and 1,377,000 non-qualified options outstanding to purchase an aggregate of 1,377,000 shares of the Company's Common Stock and 1,248,000 shares available for grant under the 2016 Plan.

Stock option activity, both within and outside the 2016 Plan, and warrant activity for the six months ended September 30, 2017, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price
Outstanding at December 31, 2016	2,332,000	$1.00	4,128,510	$2.00
Granted	1,845,000	1.08	724,000	2.38
Canceled	(425,000)	1.00	2,898,151	2.00
Expired	—	—	—	—
Exercised	—	—	593,598	0.01
Outstanding at September 30, 2017	3,752,000	$1.07	1,336,761	$2.20
Exercisable at September 30, 2017	1,133,489	$1.00	1,336,761	$2.20

The range of exercise prices and remaining weighted average life of the options outstanding at September 30, 2017 were $1.00 to $2.00 and 2.69 to 7.90 years, respectively. The aggregate intrinsic value of the outstanding options at September 30, 2017 was $978,627.

The range of exercise price and remaining weighted average life of the warrants outstanding at September 30, 2017 were $1.50 to $3.00 and 1.45 to 4.92 years, respectively. The aggregate intrinsic value of the outstanding warrants at September 30, 2017 was $132,646.

NOTE 11 – OMNIBUS INCENTIVE PLAN

The Company may, from time to time, issue certain equity awards pursuant to our 2016 Omnibus Incentive Plan (the "2016 Plan''). The 2016 Plan was adopted by our Board of Directors on January 2, 2016 and was subsequently approved by our shareholders. As of September 30, 2017, options to purchase a total of 3,752,000 shares of the Company's common stock were issued under the 2016 Plan, 2,782,000 with an exercise price of $1.00 per share and 945,000 with an exercise price of $1.25 per share and 25,000 with an exercise price of $2.00 per share. 299,104 options vested immediately upon grant and the remaining vest in varying amounts ranging from 100,000 annually to monthly increments ranging from 3,333 to 17,000 based on individual stock option agreements. The options have terms as follows: 1,802,000 options have a three-year term starting on each date of vesting, 800,000 options have a four-year term starting on each date of vesting, and 1,150,000 have an eight-year term starting on the date of vesting.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2017, the Company had the following transactions with related parties.

Patent License Agreement (Siemens Patents) and Patent License Asset Purchase Agreement Shares Issued

During the nine months ended September 30, 2017, issued to Mr. Rosellini 3,050,000 shares of the Company’s restricted common stock valued at $3,050,000 in connection with the Patent License Agreement.

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

On December 15, 2016, Mr. Rosellini sold, assigned, and transferred all his right, title, and interest in and to the license owned by him related to the Siemens Patents to the Company pursuant to a Patent License Asset Purchase Agreement (the “Purchase Agreement”). As consideration for the transfer of the Siemens Patents and the license related thereto, the Company paid to Mr. Rosellini the sum of $140,000 in cash and 3,050,000 shares of the Company’s restricted common stock valued at $3,050,000.

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

Pursuant to the Acquisition Agreement, RS granted to Nexeon Europe the exclusive and irrevocable right to purchase the Shares upon the terms and conditions set forth in the Acquisition Agreement (the “Right to Purchase”). The consideration for the Right to Purchase is US $1,000 (the “Acquisition Price”). Nexeon Europe shall have the right to exercise the Right to Purchase commencing from the date of the Acquisition Agreement and terminating on December 31, 2017 (the “Acquisition Period”). In the event Nexeon Europe exercises the Right to Purchase, the Agreement shall be automatically deemed converted into and considered a share transfer agreement for the purchase of the Shares and the Acquisition Price shall be considered the Purchase Price of the Shares and shall be deemed to have been satisfied by Nexeon Europe to RS as of the date of the Acquisition Agreement. If Nexeon Europe elects not to exercise the Right to Purchase on or before December 31, 2017, then the Acquisition Agreement shall become null and void and of no further force and effect.

On September 1, 2017, through its wholly-owned subsidiary Nexeon Europe, the Company completed the acquisition of Nexeon Medsystems Belgium SPRL (“NMB”), along with NMB’s wholly owned subsidiaries Medi-Line, S.A (“Medi-Line”) and its holding company INGEST, SPRL (“INGEST”), which are incorporated under the laws of Belgium. INGEST is the holding company for Medi-Line. The option price of $1,000 is due and payable to RS and is recorded as Due to related party on the balance sheet as of September 30, 2017.

Warrant Conversion Offer

On March 21, 2017, the Company offered to current warrant holders who participated in the 2016 Private Placement which closed on December 2, 2016, the opportunity to convert their warrants into common stock of the Company on the following terms ("Warrant Conversion Offer"). The offer terms included the exercise of seventeen (17) warrants for seventeen (17) shares of the Company’s common stock at an exercise price of $0.01 per share for every one hundred (100) warrants owned. The remaining eighty-three (83) warrants per hundred warrants owned would be cancelled. The offer was on an all-or-nothing basis to convert all warrants held by each warrant holder. During the nine months ended September 30, 2017, the following officers, directors and related parties have converted warrants pursuant to the Warrant Exchange Offer, as follows:

(i)	Mark C. Bates, our Chief Innovation Officer and a Director, held 370,000 warrants and pursuant to the terms of the Warrant Conversion Offer, converted 62,900 warrants into 62,900 shares of common stock, with 307,100 warrants being cancelled. The 62,900 shares of common stock were value at $629.

(ii)	Dr. Michael Rosellini, the father of William Rosellini, our Chief Executive Officer, held 617,000 warrants individually and 600,000 warrants under the Michael Rosellini ROTH IRA. Dr. Rosellini, pursuant to the terms of the Warrant Conversion Offer, converted 206,890 warrants into 206,890 shares of common stock, with 1,010,110 warrants being cancelled. The 206,890 shares of Common Stock are held as follows: 104,890 shares by Dr. Rosellini individually and 102,000 shares by the Michael Rosellini ROTH IRA. The 206,890 shares of common stock were value at $2,069.

(iii)	Michael Neitzel, a Director, held 500,000 warrants through Yorkville MGB Investments, LLC (“Yorkville”). Mr. Neitzel is the Managing Partner of Yorkville. Mr. Neitzel converted 85,000 warrants into 85,000 shares of common stock pursuant to the terms of the Warrant Conversion Offer, with 415,000 warrants being cancelled. The 85,000 shares of common stock were value at $850.

Nuviant Medical, GmbH Waiver of Debt Agreement

On May 19, NMB entered into a Waver of debt agreement to waive the outstanding loan balance and accrued interest outstanding pursuant to the September 21, 2015, loan agreement between NMB and Nuviant Medical, GmbH, a related entity to Rosellini Scientific, LLC,. The agreement waives the outstanding balance of the loan and accrued interest in the amount $171,946 and thereby waiving any right or action in respect to this debt. An expense had been recorded as bad debt on the statement of comprehensive income in the amount $171,946. During the nine months ended September 30, 2017 and prior to the waiver of debt agreement, NMB loaned Nuviant Medical, GmbH $59,027.

RS Loan of Nexeon MedSystems Inc Common Stock

On June 23, 2017 RS transferred 81,035 shares of Nexeon MedSystems Inc restricted Common Stock to NMB. The shares were valued at $107,292. The loan is non-interest bearing and will be re-paid to RS in Nexeon MedSystems Inc restricted Common Stock issued by the Company through an intercompany loan with NMB. The 81,035 shares were exchanged for outstanding payables to vendors of NMB in the amount of $107,292. RS is also due $18,595 from a non-interest bearing loan to NMB in 2016. The total amount due to RS from these transactions is $125,887 and is recorded as Due to related party on the balance sheet as of September 30, 2017

Warrants Issued for Personal Guarantee

In connection with the Securities Purchase Agreement with LC, Michael Rosellini, a shareholder in the Company and father of the Company’s CEO William Rosellini, provided a personal guarantee in the amount of $1,120,000 to induce LC to make the loan to the Company and accept the promissory note in the amount of $1,120,000. As consideration for providing the personal guarantee, the Company issued Michael Rosellini warrants to purchase 200,000 shares of the Company’s Common Stock with an exercise price of $1.50 per share purchased and having a 2-year term.

Restricted Common Stock Issuances

On October 9, 2017, the Company issued 81,035 shares of the Company’s restricted Common Stock to Rosellini Scientific, LLC (“RS”), a company controlled by our Chief Executive Officer, William Rosellini as repayment for 81,035 shares of the Company’s restricted Common Stock RS loaned to NMB for payment of outstanding vendor invoices. The shares were valued $107,292 The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act, by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

NOTE 14 - SUBSEQUENT EVENTS

The Company was successful in contacting one NXDE preferred stock holder who was not previously issued shares as the Company was previously unable to contact the individual. On October 25, 2017 the Company issues 11,886 of the Company’s restricted Common Stock to the shareholder. These shares are valued at $11,886 and were transferred from Equity instruments to be issued to common stock and additional paid in capital on the balance sheet. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act, by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On October 9, 2017, the Company issued 150,000 shares of the Company’s restricted Common Stock through a subscription of the shares for cash to Henri Decloux following NMB’s acquisition of INGEST and Medi-Line. Henri Decloux was one of the two previous owners and sellers of INGEST to NMB. HD Resources, SPRL (“HD”) is owned by Henri Decloux and Medi-Line has contracted with HD for the management of Medi-Line. These shares were valued at $150,000 The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act, by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On October 9, 2017, the Company issued 81,035 shares of the Company’s restricted Common Stock to Rosellini Scientific, LLC (“RS”), a company controlled by our Chief Executive Officer, William Rosellini as repayment for 81,035 shares of the Company’s restricted Common Stock RS loaned to NMB for payment of outstanding vendor invoices. The shares were valued $107,292 The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act, by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On November 7th, 2017, Ronald Conquest resigned from his position as the Company’s Vice-President of Finance and member of the Board of Directors, as well as his consulting agreement, effective immediately. Mr. Conquest’s resignation from the Boards of Directors did not result from any disagreement with the Companies.

On November 7th, 2017, Mark Bates resigned from his position as Chief Innovation Officer and member of the Board of Directors. Dr. Bates resignation from the Boards of Directors did not result from any disagreement with the Companies.

On August 21, 2017, the Company offered to current employees the opportunity to purchase shares of the Company’s restricted Common Stock for a discount through payroll deductions. Between September 30, 2017 and November 20, 2017 27,147 shares of the Company’s restricted Common Stock were issued. The shares were valued at $16,967.

Between September 30, 2017 and November 20, 2017, the Company Issued an aggregate of 91,629 shares of the Company’s restricted Common Stock for certain legal, corporate structuring and research and development consulting services rendered by third-party consultants. The foregoing shares were valued at $57,268.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and related notes which are included in Item 1 of this Quarterly Report on Form 10-Q, and with the audited financial statements of the Company and NXDE, and related notes thereto, for the period ended December 31, 2016 included in our Form 10-K filed with the Securities and Exchange Commission on March 29, 2017.

Overview of Business

Nexeon MedSystems Inc was incorporated in the State of Nevada on December 7, 2015. Nexeon MedSystems Inc is a neuromodulation medical device manufacturing company. The Company’s primary purposes are to develop and commercialize our neurostimulation technology platform for the treatment of various disorders via electrical stimulation of tissues associated with the nervous system. The Company’s consolidated operations include Nexeon Europe, NXPROC, and Pulsus Medical LLC. Nexeon Europe is the holding company for NXPROC and NMB.. NXPROC is focused on advanced computational biology and deep learning utilization associated with the Internet of Things technology. Pulsus Medical, LLC conducts research and development related to cardiovascular disease technology. On September 1, 2017, through its wholly-owned subsidiary Nexeon Europe, the Company completed the acquisition of NMB, along with NMB’s wholly owned subsidiaries Medi-Line and its holding company INGEST, which are incorporated under the laws of Belgium. INGEST is the holding company for Medi-Line. Medi-Line provides the medical device manufacturing expertise and experience needed to scale our business.  Medi-Line is a leading global source of innovative medical device solutions with existing customers that include Fortune 50 companies, neurostimulator companies, and the Company.

Our operations to date include limited research and development activities, our Merger with NXDE, which included acquisition of certain intellectual property, the acquisition of NMB with its neurostimulation technology platform and its wholly-owned subsidiaries INGEST and Medi-Line, and the organization of two private placement offerings.

As of September 30, 2017, we had an accumulated deficit of $5,156,598. Our net loss was $3,590,801 and $424,252 for the nine and three months ended September 30, 2017, respectively.

We expect that we will continue to incur significant expenses and increasing operating losses relating to our ongoing activities, particularly as we continue to invest in research and development and initiate clinical trials required to receive regulatory approval for our medical devices in both the United States and European Union. Additionally, when we initiate a launch of one or more of our products, we expect to incur substantial commercialization expenses related to the manufacture and distribution, as well as sales and marketing, of these products. In addition, the Company is subject to additional costs associated with operating as a public company. Accordingly, we may need to obtain additional funding to continue operations. Such financing may not be available to us on acceptable terms, or at all. In the event we require additional capital and are unable to secure such funding, we could be forced to delay, reduce, or eliminate our research and development activities, as well as any future commercialization of our products.

For complete details regarding the business of the Company, see “Item 1. Business” and “Item 2. Properties” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2017.

Prior to the acquisition of Medi-Line and NMB, the Company has not generated any revenues and we have financed our operations primarily with net proceeds from the private placements of our Common Stock and non-dilutive research and development grant awards. The Company’s ability to generate revenues in addition to the Medi-Line manufacturing revenues will depend heavily on the successful completion of the requisite clinical trials and studies necessary to achieve approval to begin marketing our contemplated neurostimulation devices from the relevant regulatory authorities in the United States and the European Union.

Results of Operations

Consolidated Sales Revenue

For the nine months ended September 30, 2017 manufacturing and device sales were $1,109,261, a total decrease of 24% as compared to the nine months ended September 30, 2016 manufacturing and device sales of $1,466,331. The negative comparison primarily relates to a one-time option payment in the amount of $1,012,621 for the manufacture and supply of neurostiumlation devices in 2016 and the addition of the Medi-Line manufacturing sales reflected as of acquisition on August 30, 2017.

For the three months ended September 30, 2017 manufacturing and device sales were $1,018,687, a total increase of 476% as compared to the three months ended September 30, 2016 manufacturing and device sales of $176,773. The positive comparison primarily relates to the addition of the Medi-Line manufacturing sales reflected as of the acquisition on August 30, 2017.

Consolidated Earnings (Loss) Before Provision For Taxes On Income

Consolidated loss before provision for taxes for nine months ended September 30, 2017 was $3,604,004 as compared to income of $364,668 for the nine months ended September 30, 2016. Consolidated loss before provision for taxes for the three months ended September 30, 2017 was $424,252 as compared to a loss of $574,126 for the three months ended September 30, 2016.

Other Operating Revenue

For the nine months ended September 30, 2017 and 2016, the Company’s other operating revenues were $38,027 and $27,894, respectively. For the three months ended September 30, 2017 and 2016, the Company’s other operating income was $20,992 and $8,477, respectively. Other operating income consists primarily of Belgian government credits for employing staff in the research and development sector.

Cost of Product Sold

Consolidated costs of products sold for the nine months ended September 30, 2017 increased to 66.5.% from 2.7% of combined manufacturing and device sales as compared to the same period a year ago. Consolidated costs of products sold for the three months ended September 30, 2017 increased to 69.6% from 20.3% of combined manufacturing and device sales as compared to the same period a year ago. The unfavorable increase in both periods was primarily driven by addition of the Medi-Line activity in the current year and the reduction of device sales in the current year compared to the 2016 comparison periods. The sales for the nine months ended September 30, 2016 include a one-time option payment for the manufacture and supply of neurostiumlation devices in the amount of $1,012,621.

Research and Development Expense

Research and Development (“R&D”) expenses consist of the costs associated with our research and discovery efforts related to the design and development of our proposed medical devices. Primarily, R&D expenses are expected to include, but may not be limited to:

●	Facilities, laboratory supplies, equipment and related expenses;
●	Employee-related expenses, which among other things includes salaries, benefits, travel, and stock-based compensation;
●	External R&D activities incurred under arrangements with third-parties such as contract research organizations, manufacturing organizations, consultants, and possibly a scientific advisory board; and
●	License fees and other costs associated with securing and protecting IP.

For the nine months ended September 30, 2017 and 2016, the Company’s research and development expenses were $1,659,560 and $214,524, respectively, primarily reflecting consultants, manufacturing NRE, clinical studies and materials and supplies. For the three months ended September 30, 2017 Company’s research and development expenses were $287,229 and $295,686, respectively, primarily reflecting consultants, manufacturing NRE, clinical studies and materials and supplies.

The Company has been awarded multiple grants and subsidies for its research and development activities and receives these funds as advance payments and reimbursements for applicable project expenses. The Company recognizes the amounts received in accordance with the contracts as a reduction of research and development expenses over the periods necessary to match the contract on a systematic basis to the costs that it is intended to compensate. The Company records, on the balance sheet, Grants receivable upon meeting the criteria discussed above until cash is received. For the nine months ended September 30, 2017 and 2016, the Company has recorded a credit to research and development expense for $1,326,632 and $467,195, respectively. For the three months ended September 30, 2017 and 2016, the Company has recorded a credit to research and development expense for $1,082,595 and $0, respectively related to these grants and subsidies.

It is expected that the Company’s R&D activities and related expenses will increase significantly in the future as we increase the scope and rate of such efforts and begin more expensive development activities, including clinical trials and similar studies as required by the relevant regulatory authorities in our targeted jurisdictions (i.e., the United States and European Union).

The successful completion of the requisite clinical trials and studies to bring our contemplated neurostimulation devices to the U.S. and E.U. markets is highly uncertain. We cannot reasonably estimate or know the nature, timing, and estimated costs of the related efforts, nor can we make any assurances as to the period, if any, in which material net cash inflows from sales of our medical devices may commence. This uncertainty is due to the numerous risks and variables associated with developing and marketing medical devices, including, but not limited to:

●	The scope and degree of progress associated with our research and discovery efforts, as well as related development activities;
●	The extent of expenses incurred in conjunction with the foregoing activities;
●	The safety and efficacy of our medical device as compared to traditional treatment modalities;
●	Our ability to articulate successfully the benefits of our medical device to medical professionals who will be responsible for introducing patients to our product;
●	The results of anticipated clinical studies and trials as required by the relevant regulatory approval processes;
●	The terms and timing of potential regulatory approvals, if any; and
●	The expense of securing licenses to relevant IP and/or the expense of filing, prosecuting, defending, and enforcing patent claims and other IP rights that we either own outright or have licensed.

Unfavorable developments with respect to any of the foregoing could mean significant changes in the cost and timing associated with our ability to bring our medical device to market and begin generating revenues.

General & Administrative Expenses

General and administrative expenses generally consist of salaries and similar costs associated with employees, including stock-based compensation expense. This category of expenses may also include facility costs and professional fees related to (i) legal and accounting services; (ii) capital formation; (iii) investor and public relations services; and (iv) general corporate consulting services.

For the nine months ended September 30, 2017 and 2016, the Company’s general and administrative expenses were $1,817,218 and $421,364, respectively. For the three months ended September 30, 2017 and 2016, the Company’s general and administrative expenses were $651,556 and $249,747, respectively.

It is expected that our general and administrative expenses will increase in the future as we expand our R&D activities in pursuit of regulatory approval for our contemplated medical devices and marketing expenses related to the sales of neusrostimulation devices. Such a rise in expenses could result from:

●	Increased number of employees;
●	Expanded infrastructure;
●	Higher legal and compliance costs;
●	Increased complexity of our financial statements that could precipitate a rise in our bookkeeping and accounting costs;
●	Higher insurance premiums; or
●	Increased need for investor and public relation services.

Depreciation and Amortization

Depreciation and Amortization expenses consist of amortization of acquired intangibles and depreciation buildings, capital improvements, capitalized building lease, office equipment and furniture and fixtures. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets.

During the year ended December 31, 2016, the Company acquired $6,120,000 in patents pertaining to the Cardiovascular Disease Technology acquired in the Merger with NXDE and acquired $3,190,000 in patent licenses for the underlying patents referred to as the Siemens Patents. NMB holds patents and licenses totaling $1,124,188 related to the neurostimulation devices. The amortization period for each of the individual patents depends on the legal terms for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. The patents and patent licenses are amortized using the straight-line method over the remaining time until expiration. The majority of these patents and patents underlying a license will expire between 2019 and 2036.

For the nine months ended September 30, 2017 and 2016, the Company's depreciation expenses were $62,517 and $32,681, respectively. For the nine months ended September 30, 2017 and 2016, the Company's amortization expenses were $862,273 and $413,622 respectively. For the three months ended September 30, 2017 and 2016, the Company's depreciation expenses were $37,217 and $10,749, respectively. For the three months ended September 30, 2017 and 2016, the Company's amortization expenses were $289,575 and $164,430 respectively.

Interest Income (Expense)

For the nine months ended September 30, 2017 and 2016, the Company's interest expense, net of interest income was $26,537 and $7,961 respectively. For the three months ended September 30, 2017 and 2016, the Company's interest expense, net of interest income was $23,751 and $2,838, respectively. The increase in interest expense, net of interest income, was due to the Company’s increased debt position for the three and nine months ended September 30, 2017 compared to the same periods a year ago.

Other Income (Expense)

For the nine months ended September 30, 2017 and 2016, the Company's other income was $624,211 and $0 respectively. For the three months ended September 30, 2017 and 2016, the Company's other income was $624,211 and $0, respectively. Based on the preliminary purchase prices allocation and intangibles estimate, management recorded a Gain on bargain purchase for the acquisition of INGEST and Medi-Line in the amount of $624,211.

For the nine months ended September 30, 2017 and 2016, the Company's other expense was $209,734 and $0 respectively. For the three months ended September 30, 2017 and 2016, the Company's other expense was $89,411 and $0, respectively. Included in the other expense for the nine months ended September 30, 2017 is an expense in the amount of $37,788 for the loss on the exchange of stock – See Note 12 Related Party Transactions - January 6, 2017 Stock Exchange Agreement and an expense in the amount of $171,946 to record the bad debt on the write-off of a note receivable - See Note 12 Related Party Transactions - Nuviant Medical, GmbH Waiver of Debt Agreement. For the three months ended September 30, 2017, the Company recorded a foreign exchange loss in the amount of $89,411. As a result of the acquisition of NMB and consolidation of a promissory note payable between the Company and NMB funded prior to the acquisition, the expense of $89,411 reflects the consolidation at September 30, 2017 for the gain in the amount $89,411 from foreign exchange recorded as of June 30, 2017 prior to consolidation related to the promissory note.

Provision for Income Taxes

For the nine months ended September 30, 2017 and 2016, the Company's provision for income tax is a credit in the amount $13,203 and $0 respectively. For the three months ended September 30, 2017 and 2016, the Company's provision for income tax was $0 and $0, respectively. The credit reflects the adjustment to the estimate recorded for NMB as of December 31, 2016,

Liquidity and Capital Resources

Sources of Liquidity

Prior to the acquisition of NMB and its subsidiary Medi-Line, the Company had not generated any revenues. We have financed our operations to date through private placements, National Institutes of Health awards for research and development projects and from loans from the Company's largest shareholder, Rosellini Scientific. The (“2016 Private Placement”) was closed as of December 2, 2016 (the “Closing Date”).  We received $2,864,946 in net cash proceeds from the issuance of 2,864,946 units in the 2016 Private Placement at $1.00 per unit. Each unit consisted of one share of restricted Common Stock and one warrant to purchase one additional share of restricted Common Stock. The warrants have an exercise price of $2.00 per share and expire 36 months from the Closing Date of the 2016 Private Placement. The current private placement of up to 2,000,000 shares of Common Stock is to accredited investors only in which the Company would receive up to $2,500,000 in proceeds (the “2017 Private Placement”). The shares of Common Stock were offered at $1.25 per share. As of November 20, 2017, the Company received $1,165,000 from the sale of Common Stock and issued 932,000 shares of Common Stock. Our wholly owned subsidiary Pulsus Medical, LLC was awarded $751,000 of Federal research grants applicable to Pulsus’ products and these funds were available to the Company beginning in the quarter ended September 30, 2017. Nexeon MedSystems Inc has been awarded a grant by the Cancer Prevention and Research Institute of Texas. We are currently waiting on approval of the Phase II portion in the amount of $286,839.

NMB has been awarded subsidies from the Public Service of Wallonia - Department of Technology Development and the Research Programs Department. NMB currently has approximately $1,417,390 in remaining unused awarded funds and is awaiting final approval on one pending grant application from Public Service of Wallonia in the amount of approximately $1,419,000. NMB is also completing the Phase B portion of the contract deliverables to Galvani Bioelectronics, LTD with a value of approximately $380,547.

In its most recently completed fiscal year ending March 31, 2017 Medi-Line reported U.S. GAAP adjusted revenues of approximately $7,200,000 and net income of approximately $308,000 and additionally has been awarded subsidies from the Public Service of Wallonia - Department of Technology Development and the Research Programs Department. Medi-Line currently has approximately $1,211,890 in remaining unused awarded funds and is awaiting final approval on one pending grant application from Public Service of Wallonia in the amount of approximately $1,052,542.

During the nine months ended September 30, 2017, the Company issued an aggregate of 330,482 shares of Common Stock for certain legal, corporate structuring and research and development consulting services rendered by third-party consultants and issued 175,000 shares of Common Stock for research and development consulting to a contractor of NMB. The foregoing shares were valued at $476,030

During the next 12 months, the Company may elect to issue additional debt or equity either by private placement or a registered offering. There can be no assurance that the Company will be successful in completing any new debt and/or equity financing or receive assignments of grants. If the Company is unable to secure needed financing or is unable to secure such financing on terms we find favorable, we may be forced to delay, limit, or terminate product development and/or future product commercialization.

As of September 30, 2017, we had cash on hand of $764,799 and a working capital surplus of $1,952,704. Based upon our budgeted burn rate, and along with grant funding, we currently have operating capital for approximately two months. The Company has historically relied on equity or debt financings to finance its ongoing operations.

Future Financing; Continued Operations

Until such time, if ever, as the Company can generate substantial revenues to cover the development and commercialization of our neurostimulation technology platform, we expect to finance our cash needs through a combination of future debt and equity financing, as well as expected non-dilutive research grant awards. Besides certain grant awards, as described above, the Company does not have any committed external source of funds. To the extent that the Company secures additional capital through the sale of convertible debt or equity securities, the ownership interest of our stockholders may be diluted, and the terms of any such securities we issue may include liquidation or other preferences that adversely affect the rights of common stockholders. In cases where the Company secures certain debt financing, if any such is available, we may become subject to certain covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, or declaring dividends. In the event the Company is unable to secure needed financing, or is unable to secure such financing on terms we find favorable, we may be forced to delay, limit, or terminate product development and/or future commercialization of the same.

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

The Company’s significant accounting policies are described in more detail in the notes to our consolidated financial statements, above. See Note 2, Summary of Significant Accounting Policies which we believe set forth the most critical accounting policies to aid you in fully understanding and evaluating our financial condition and results of operations.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2017, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1. Legal Proceedings

Periodically we are a party to various legal actions, both threatened and filed, arising in the normal course of business. While we do not expect that the ultimate resolution of any pending actions will have a material effect on our results of operations, financial position, or cash flows, litigation is subject to inherent uncertainties. As such, there can be no assurance that any pending or threatened legal action, which we currently believe to be immaterial, does not become material in the future.

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

Because of the Merger, 100% of NXDE’s issued and outstanding shares of preferred stock were converted into an aggregate of 1,659,943 shares of the Company’s Common Stock. The Company has been unsuccessful in contacting four NXDE preferred stock holders and issuing 65,839 shares of the Company’s stock. These shares are valued at $65,839 and are included in Equity instruments to be issued until these shares can be issued. The Company has issued 1,594,104, including the preferred share conversion for Dr. Mark C. Bates and Mr. Ralph Ballard below, of the 1,659,943 shares of the Company’s Common Stock exchanged pursuant to the Merger Agreement.

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

On January 2, 2016, the Company entered into a contribution agreement with Rosellini Scientific, a company controlled by our Chief Executive Officer, William Rosellini and its wholly-owned subsidiary, Belltower Associates, LLC. Pursuant to the contribution agreement, the Company issued 13,200,000 shares of Common Stock in return for, among other consideration:

●	RSBA’s assignment (subject to regulatory transfer approval) to the Company of Phase II, should it be granted, of the federal NIH/SBIR awarded Grant #1R44HL129870-01;
●	1,675,000 shares of common stock of Nuviant;
●	167 shares of common stock of MicroTransponder, Inc., a Delaware corporation; and
●	175 shares of common stock of Emeritus.

The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by Section 4(a)(2) thereof and/or Rule 506 of Regulation D thereunder, as a transaction by an issuer not involving a public offering.

On December 2, 2016, pursuant to the 2016 Private Placement, the Company received $2,864,946 in net cash proceeds from the issuance of 2,864,946 units. Each Unit consisted of one share of Common Stock and one warrant to purchase one additional share of Common Stock. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by Section 4(a)(2) thereof and/or Rule 506 of Regulation D thereunder, as a transaction by an issuer not involving a public offering.

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

On December 15, 2016, Mr. Rosellini sold, assigned, and transferred all his right, title, and interest in and to the license owned by him related to the Siemens Patents to the Company pursuant to a Patent License Asset Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, 3,050,000 shares of the Company’s restricted Common Stock were issued to Mr. Rosellini valued at $3,050,000. The shares were issued on May 9, 2017. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act, by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

The Company is conducting a private placement of up to 2,000,000 shares of Common Stock to accredited investors, pursuant to which it would receive up to $2,500,000 in proceeds (the “2017 Private Placement”). The shares of Common Stock were offered at $1.25 per share. As of November 20, 2017, the Company received $1,165,000 from the sale of Common Stock and issued 932,000 shares of Common Stock. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act, by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On August 21, 2017, the Company entered into a Securities Purchase Agreement (the “SPA”) with Leonite Capital, LLC, a Delaware limited liability company (“LC”) to provide the Company with additional resources to conduct its business. Pursuant to the SPA, the Company issued to LC 100,000 shares of the Company’s Common Stock (the “Commitment Shares”) as consideration for entering into the SPA with the Company. The shares were valued at $100,000. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act, by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

As of November 20, 2017 the Company issued an aggregate of 666,464 shares of restricted Common Stock for certain legal, corporate structuring and research and development consulting services rendered by third-party consultants. The foregoing shares were valued at $616,239. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act, by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On August 21, 2017 the Company offered to current employees the opportunity to purchase shares of the Company’s restricted Common Stock for a discount through payroll deductions. As of November 20, 2017, 84,067 shares of the Company’s restricted Common Stock was issued. The shares were valued at $52,484. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act, by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On October 9, 2017, the Company issued 81,035 shares of the Company’s restricted Common Stock to Rosellini Scientific, LLC (“RS”), a company controlled by our Chief Executive Officer, William Rosellini as repayment for 81,035 shares of the Company’s restricted Common Stock RS loaned to NMB for payment of outstanding vendor invoices. The shares were valued $107,292 The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act, by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On October 9, 2017, the Company issued 150,000 shares of the Company’s restricted Common Stock through a subscription of the shares for cash to Henri Decloux following NMB’s acquisition of INGEST and Medi-Line. Henri Decloux was one of the two previous owners and sellers of INGEST to NMB. HD Resources, SPRL (“HD”) is owned by Henri Decloux and Medi-Line has contracted with HD for the management of Medi-Line. These shares were valued at $150,000 The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act, by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.01 (1)	Articles of Incorporation as filed with the Nevada Secretary of State
3.02 (1)	Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State
3.03 (1)	Articles of Merger filed with the Nevada Secretary of State
3.04 (1)	Certificate of Merger filed with the Delaware Secretary of State
3.05 (1)	By-laws
4.01 (2)	2016 Omnibus Incentive Plan
4.02 (1)	2016 Omnibus Incentive Plan - Form of Stock Option Award Agreement
10.01 (3)	Agreement and Plan of Merger dated February 8, 2016 between Nexeon MedSystems, Inc., a Delaware corporation, and Nexeon MedSystems Inc, a Nevada corporation
10.06 (1)	Form of Director Indemnification Agreement

10.07 (4)	Acquisition Agreement between Rosellini Scientific, LLC and Nexeon Medsystems Europe, SARL (filed as Exhibit 10.01)
10.08 (5)	Securities Purchase Agreement between the Company and Leonite Capital LLC (filed as Exhibit 10.1)
10.09 (5)	Senior Secured Convertible Promissory Note between the Company and Leonite Capital LLC (filed as Exhibit 10.2)
10.10 (5)	Two-Year Warrant issued to Leonite Capital LLC (filed as Exhibit 10.3)
10.11 (5)	Five-Year Warrant issued to Leonite Capital LLC (filed as Exhibit 10.4)
10.12 (5)	Security and Pledge Agreement between the Company, Nexeon Medsystems Puerto Rico Operating Company Corporation, Pulsus Medical LLC, Rosellini Scientific LLC and Leonite Capital LLC (filed as Exhibit 10.5)
10.13 (5)	Share Pledge Agreement between Nexeon Medsystems Belgium SPRL and Leonite Capital LLC (filed as Exhibit 10.6)
10.14 (5)	Personal Guaranty of Randy Michael Rosellini (filed as Exhibit 10.7)
10.15 (5)	Warrant issued to Randy M. Rosellini (filed as Exhibit 10.8)
10.16 (5)	Deed of Trust from Roselancland Limited Partnership to Leonite Capital LLC

14.01 (1)	Code of Business Conduct and Ethics
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Extension Schema Document
101.CAL*	XBRL Extension Calculation Linkbase Document
101.DEF*	XBRL Extension Definition Linkbase Document
101.LAB*	XBRL Extension Labels Linkbase Document
101.PRE*	XBRL Extension Presentation Linkbase Document

*	Filed herewith
(1)	Previously filed with Form 10 filed on July 6, 2016
(2)	Previously filed with Amendment No. 1 to the Form 10 on August 16, 2016.
(3)	Previously filed with Amendment No. 2 to the Form 10 on September 9, 2016.

(4)	Previously with the Company’s Current Report on Form 8-K filed January 17, 2017
(5)	Previously with the Company’s Current Report on Form 8-K filed August 25, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nexeon MedSystems Inc

Dated: November 20, 2017	By:	/s/ William Rosellini
William Rosellini Chief Executive Officer (Principal Executive Officer)

Dated: November 20, 2017	By:	/s/ Christopher R. Miller
Christopher R. Miller Interim Chief Financial Officer (Principal Financial and Accounting Officer)

