Form 10-K
period 2017-12-31
NEXEON MEDSYSTEMS INC
filed 2018-04-05
CIK 1416172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number:  000-55655

NEXEON MEDSYSTEMS INC

(Exact name of registrant as specified in its charter)

Nevada	81-0756622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1910 Pacific Avenue, Suite 20000,

Dallas, Texas 75201

(Address of principal executive offices)

844-919-9990

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:   None.

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $0.001 par value

Name of each exchange on which registered:  OTC QB Marketplace

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☑

The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $12,432,280.

As of April 5, 2018, the registrant had 27,615,185 shares of its $0.001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

NEXEON MEDSYSTEMS INC

i

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

 ii

PART I.

ITEM 1. BUSINESS

Nexeon MedSystems, Inc. is a neuromodulation medical device manufacturing company focused on the development and commercialization of its neurostimulation technology platform for the treatment of various disorders via electrical stimulation of tissues associated with the nervous system. Our consolidated operations include operations of the following wholly-owned subsidiaries: Nexeon Medsystems Europe, SARL (“Nexeon Europe”), Nexeon Medsystems Puerto Rico Operating Company Corporation (“NXPROC”), Nexeon Medsystems Belgium, SPRL (“NMB”), which owns and operates Medi-Line, S.A. (“Medi-Line”) and Pulsus Medical LLC. Nexeon Europe is the holding company for NXPROC and NMB. NXPROC is focused on advanced computational biology and deep learning utilization associated with the Internet of Medical Things (“IoT”) technology. Pulsus Medical, LLC conducts research and development related to cardiovascular disease technology.

Business Overview

We are a medical device company focused on the development, manufacturing, and commercialization of neurostimulation technology for the treatment of various neurological disorders through electrical stimulation of neural tissues. Our neurostimulation technology platform, has the potential to provide treatment to patients in several established neurostimulator markets including Deep Brain Stimulation (“DBS”), Peripheral Electrical Nerve Stimulation (“PENS”), Sacral Nerve Stimulation (“SNS”), Spinal Cord Stimulation (“SCS”), Vagus Nerve Stimulation (“VNS”), and other emerging neurostimulator markets.

Our first commercial application of our platform will be the Viant™ Deep Brain Stimulation System (the “Viant™ System”). We will pursue regulatory approval of the Viant™ System for Parkinson’s Disease in the United States, and for Parkinson’s Disease, Essential Tremor, and Dystonia in Europe.

The Viant™ System continues to meet critical milestones in its development program. In the first quarter of 2017, we completed the ISO 13485 certification process, which is a pivotal hurdle prior to regulatory submissions to the CE Mark authorities. Design verification, process validation and testing requirements are nearly complete, and management expects we will complete the technical file in 2018 with the exception of some longer duration biocompatibility and shelf life tests. The Company expects to receive a CE Mark in 2019. As related to the United States, in early 2018, we completed the pre-submission meetings with the FDA to determine scope of requirements for approval of the Viant™ System and as a result of that meeting Nexeon intends to submit an FDA Premarket Approval (“PMA”) application without a clinical study.

We have also advanced our platform for use in neurostimulation using non-dilutive, international, National Institutes of Health (“NIH”), and state grants. In the first quarter of 2018, we successfully completed and delivered the final tranche of devices to Galvani Bioelectronics (a joint venture between GlaxoSmithKline (“GSK”) and Verily, a subsidiary of Alphabet, Inc., formerly Google) for use in preclinical studies under the Galvani Bioelectronics Initiative.

We have additional opportunities to license the platform to companies focused on enhancements to a comprehensive system offering for closed-loop, chronic disease therapeutics, including advanced computational biology, deep learning utilizing Internet of Medical Things technology, imaging solutions, e-health programs, and big data management and optimization, among others.

We were incorporated in the State of Nevada on December 7, 2015. Our principal corporate office is located at 1910 Pacific Avenue, Suite 20000, Dallas, Texas 75201 and our phone number is (844) 919-9990. Our website is www.nexeonmed.com.

Market Overview

The neurostimulation market is comprised of four large markets (SCS; SNS; DBS; and VNS), along with several smaller, emerging markets, each focused on the treatment of a particular disease state through delivery of electrical stimulation to particular targeted sites in the body. We plan to compete in the DBS market with our Viant™ system, and we are evaluating our strategic options for competing in the PENS, SCS, SNS, and VNS markets. According to the Grandview Market Research report, the combined SCS, DBS, and SNS market sizes were approximately $3 billion for 2016.

Our Neurostimulation Technology Platform

Our neurostimulator technology platform was developed to provide the most innovative capabilities currently available on the market and to provide physicians and patients with improved solutions and tailored treatment options. Our platform is fundamental to the design of the Viant™ DBS System and provides the foundation for the development of future products. The key value propositions of our platform include:

●	Innovative core technology. The engine of our neurostimulator technology platform, the implantable pulse generator (“IPG”), is based on more than 10 years of development. The custom-made chip was developed using our advanced engineering and design capabilities to have a broad spectrum of electrical outputs.	Figure 1 – Select Components of the NNS™ Device

●	Multiple independent current sources. Our neurostimulator technology platform can deliver stimulation from 16 independent current sources across a broad range of frequencies and pulse widths. This capability optimizes current delivery and improves field control allowing for current steering and precision therapy.

●	Advanced sensing capabilities. Advanced sensing capabilities provide the ability to capture biopotentials to monitor the physiologic response to stimulation, and support research towards the development and optimization of adaptive or closed-loop deep brain stimulation. The recorded signals can be processed on the IPG, or streamed for subsequent storage and analysis.

●	Customized programmability. The technologies in our platform are designed to allow physicians to easily configure therapy to maximize clinical efficiency. These products are capable of documenting feedback from patients, and thereby providing physicians and patients with the flexibility to select from several different stimulation programs and optimize treatment.

●	Rechargeability. The majority of neurostimulators on the market are not rechargeable requiring periodic replacement. Our neurostimulator platform is rechargeable to reduce the need for replacement surgeries and enable biopotential recording without concern of shortening the device life.

●	Diverse lead portfolio. Our diverse lead portfolio includes a family of directional leads for targeted DBS therapy, and a self-sizing cuff electrode for stimulation of peripheral nerves. Our platform can deliver tailored therapy to a wide spectrum of patients.

●	Upgradeable technology enables next generation offerings. Our Neurostimulation System’s proprietary chip set and hardware is capable of being configured for use in next generation treatment offerings due to its flexible stimulation and recording capabilities. It can deliver higher frequencies and a broader array of stimulation patterns than all devices currently on the market. Upgrades can be provided to previously implanted patients via a software or firmware upgrade. We believe these capabilities provide a solid foundation for new treatment options in DBS and other neuromodulation therapies.

Our Product – The Viant™ Deep Brain Stimulation System

The Viant™ DBS device is designed to deliver effective therapeutic results faster, and to sustain them for the long-term. Viant™ is designed to deliver multiple current source stimulation, combined with sensing capabilities, in a single rechargeable device. Viant™’s on-board sensing capabilities have been developed to provide clinicians with the ability to measure and analyze the brain activity adjacent to the DBS leads to quickly and confidently locate the best location to stimulate in a matter of minutes rather than hours using current trial-and-error programming schemes. Clinicians can then focus their efforts on using Viant™’s multiple current source stimulator to take full advantage of the capabilities of directional leads.

Viant™’s sensing capabilities were also designed to enable clinicians and researchers to capture and stream brain recordings to an external device for subsequent analysis. The software in Viant™, and the products in Nexeon’s platform, can be transcutaneously updated, so that physicians and patients will be able to benefit from the latest technology as it becomes available without the need for replacement revision surgery.

The Viant™ DBS system consists of implantable and external components (Figure 1 above) that work synergistically to deliver precise electrical pulses with specified parameters to target brain structures. Remote controls for the physician and for the patient enable communication with the implant. Each remote control offers different options. The energy source of the system can be recharged through the skin after device implantation by use of the patient remote control in combination with a charger. We currently anticipate CE Mark approval and commercial launch of the device in major European markets in 2019. US approval would potentially occur after CE Mark approval.

Viant™ Implantable Components

●	Implantable Pulse Generator: The IPG (stimulator) contains a rechargeable battery and electronics that generate precise electrical pulses that are carried by the extensions and leads to the brain. The IPG has 16 independent current sources and can be connected to one or two extensions. It is a programmable device and can deliver customized programs for each patient. The IPG is surgically implanted under the skin in the chest.

●	Directional Leads: The leads are thin, insulated cables that carry electrical pulses from the IPG to the brain. On one end of the lead is a connector to make mechanical and electrical connection with an extension, and on the other end is an array of electrodes to deliver the electrical pulses to the brain structure. The Nexeon directional lead has segmented electrode contacts arranged in a 1-3-3-1 pattern to facilitate current steering during DBS therapy.

●	Extensions: The extensions are thin, insulated cables that connect on one end with the IPG, and on the other end with a lead.

Viant™ External Components

●	Patient Remote Control (RC): The patient RC is a rechargeable, cellphone-sized device that works like a remote control and allows patients to adjust their stimulation within prescribed limits, change programs, monitor their IPG battery level and status; and when connected to the charger, transcutaneously charge their IPG.

●

Charger: The charger is used to charge the implanted IPG. To charge, the charger is connected to the RC, and placed over the implanted IPG. The system continuously monitors the charging process and optimizes it for safe and efficient charging.

●	Clinician Programmer (CP): The CP allows clinicians to communicate with the IPG and optimize stimulation parameters and current steering for each individual patient. Clinicians can also interrogate the integrity of the IPG and electrode leads. The CP has a database that keeps individual patient records with all programmed parameters and recorded data.

●	Surgical Accessories: The Viant™ DBS System also includes various accessories for implantation such as tunneling tools, lead fixation devices, and torque wrenches to assist the physician in the surgical procedure.

Competition

The medical device industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products and other market activities of industry participants. We intend to compete in the DBS market for movement disorders. In the U.S. and European DBS market, the competitors include Abbott Laboratories, formerly known as St. Jude Medical (“Abbott”), Boston Scientific, and Medtronic.  Abbott, Boston Scientific and Medtronic are publicly-traded companies or divisions of publicly-traded companies, all of whom have significantly greater resources than we have. In addition, these competitors also have established operations, long commercial histories, more extensive relationships with physicians, and wider product offerings within neuromodulation and other medical device product categories than we have. This may provide these competitors with greater negotiating power with customers and suppliers and with more opportunities to interact with the stakeholders involved in purchasing decisions.  Furthermore, although we have no current plans to enter the Chinese market, PINS Medical and SceneRay Corporation are established Chinese DBS companies that could begin to distribute their products in Europe and/or the United States. In addition, Aleva Neurotherapeutics has announced its intention to enter the European DBS market in late 2018, and other companies may likewise attempt to bring new products or therapies to this market. All of these companies will continue to develop new products that directly compete with our products, and their greater resources may allow them to respond more quickly to new technologies, new treatment indications or changes in customer requirements. For all of these reasons, it may be more difficult to compete successfully against these or future competitors.

We believe the primary competitive factors in the neurostimulation market are:

●	Technological innovation, product enhancements and speed of innovation

●	Sales force experience and access

●	Ease of use

●	Product support and service

●	Clinical studies and research

●	Effective marketing and education

●	Pricing and reimbursement rates

●	Product reliability, safety and durability

●	Company brand recognition

Our Competitive Strengths

●	Comprehensive Offerings. We can support our customers’ new product offerings from product concept through market introduction and thereafter, by providing seamless design, engineering, prototyping and manufacturing offerings.

●	Single Source for Complete Systems. We assist our customers in developing new implants, and we design and produce neurostimulator systems for specific neurological disease.

●	Precision Manufacturing Expertise. Our extensive expertise and knowhow enable us to produce large volumes of specialized products to our customers’ precise standards, which we believe makes us a supplier of choice to the largest orthopedic companies as well as addressing the broader needs of smaller customers. Our core production competencies include net shaped forging, precision casting, thermo forming, precision sheet metal working and machining/ finishing.

●	Over the past several years, we have developed high precision machining capabilities to better serve the spine implant market.

●	Quality and Regulatory Compliance. Our quality systems are based upon and are in compliance with International Organization for Standardization (“ISO”) requirements and, where applicable, United States Food and Drug Administration (“FDA”) regulations. We believe our level of quality and regulatory compliance systems meet or exceed our customers’ expectations. We continue investing in this area to strengthen our leadership position.

●	Customers. Our OEM Solutions business supplies products primarily to manufacturers in the medical device market.

Our Strategy

To successfully achieve our objectives, we are pursuing the following strategy:

●	Complete Viant™ development and transfer to manufacturing. We will continue to invest in completing the development and building the manufacturing capacity necessary to support the approval and commercial launch of the Viant™ DBS System. We will continue to partner with contract manufacturers to utilize their manufacturing capabilities and achieve operating efficiencies.

●	Build our sales and marketing organization. In the second quarter of 2018, we will begin to build our international sales organization through a combination of distributors, independent sales agents, and a limited number of direct employees in anticipation of a 2019 launch in major European markets. Our representatives will target movement disorder specialists located primarily at large academic centers, as well as their referring network of neurologists in countries with existing reimbursement coverage for these therapies.

●	Submit Viant System for FDA Approval and CE mark. Upon completion of the product dossier, we will submit to the FDA for a pre-market approval and to the notified body, DEKRA, for CE Mark.

●	Invest in research and development to further drive product innovation. We are investing in preclinical and clinical research to demonstrate and further the innovation of our Viant™ DBS device. We anticipate this investment may result in further product innovations and expanded labeling and new indications for the Viant™ DBS System. These innovations are expected to include next generation IPG capabilities, additional lead offerings, and advancements in algorithmic programming.

Regulatory

In the European Economic Area (EEA) we are subject to the requirements of the EU Active Implantable Medical Devices Directive 90/385/EEC (“AIMDD”) which mandate that our product receive a CE Mark prior to being placed on the market in the EEA. To obtain a CE Mark, we must prepare a technical file for our product, and undergo a conformity assessment by a notified body, which is an organization authorized under the AIMDD to conduct conformity assessments. Following successful completion of a conformity assessment the notified body will grant a CE Mark.

We expect to complete the Viant™ DBS System technical file in the first half of 2019 and submit it for a conformity assessment with our notified body, DEKRA Certification B.V., shortly thereafter. While there have been some recent increases in the stringency of the relevant EU regulatory requirements, and there can be no assurances, absent unanticipated additional requirements or delays, we currently anticipate receiving the CE Mark for the Viant™ DBS System in the first half of 2019.

The Viant™ DBS System is classified as a Class III medical device under the Food and Drug Act. The Food and Drug Act requires submission and FDA approval of a PMA application before marketing of a Class III device can begin. The PMA application process is considerably more demanding than the Class I and Class II 510(k) premarket notification process. The Company has used the FDA’s pre-submission process to engage the FDA to clarify the path to ultimate product approval. At this time, the Company intends to submit to the FDA in 2019 for a PMA for the Treatment of Parkinson’s Disease without a clinical study.

Sales and Marketing

We currently have no sales force as we are engaged in completing the product and preparing to make regulatory submissions. In 2017, we hired a Vice President of Sales and Marketing to develop and execute our detailed commercial plan. We intend to build a US-based marketing team to promote awareness of our products by training and educating physicians, exhibiting at tradeshows and conducting focused promotions.

We expect to begin to build our international sales organization in late 2018. To achieve operating efficiencies, we expect to use a combination of distributors, independent sales agents, and a limited number of direct employees. Our representatives will target movement disorder specialists located primarily at large academic centers, as well as their referring network of neurologists in countries with existing reimbursement coverage for these therapies.

Product Development Pipeline

We have invested significant finances and effort towards engineering/product development of the first generation auricular vagus nerve stimulation (“aVNS”) device. In early 2017, we received Ethics Committee and Competent Authority approval to examine the effects of aVNS on cardiac activity in healthy adults. The study was completed in Belgium at the Universite’ Catholique de Louvain under the principal investigator Jean-Benoit Le Polain (Cardiac Electrophysiologist). We enrolled 20 healthy subjects that received right ear cymba concha stimulation during simultaneous telemetric ECG monitoring (Polar H7). Each subject underwent 10 min of baseline ECG recording, 10 min of aVNS+ECG recording, and 10 min of recovery ECG recording (no aVNS). All subjects received biphasic stimulation at 5 Hz (separate trials), pulse duration of 200 µs, and personalized current intensity (average = 2.7 mA). In comparison to baseline ECG, we observed significant increase heart rate variability (HRV) during aVNS: increased R-R interval (19 of 20 subjects, p<0.001), and increased root mean square of successive differences (RMSSD; 14 of 20 subjects, p<0.001). Additionally, aVNS demonstrated a significant increase in the high frequency component (parasympathetic activity) of HRV (13 of 20 subjects, p<0.001).

The aVNS system is a non-invasive, battery-operated, self-administered device to transcutaneously stimulate the auricular branch of the vagus nerve (ABVN). The device is composed of a handheld generator and one earpiece. The earpiece makes electrical contact with the skin via specially designed disposable self-adhesive hydrogel electrodes. One electrode is designed to be placed into the Cymba Concha which is innervated by the ABVN.

According to the Journal of Cardiology, Atrial fibrillation (AF) is the most common cardiac arrhythmia, and is associated with substantial risk of mortality. According to the Journal of Cardiology, AF currently affects more than 2.5 million Americans and the affected population is steadily growing with our aging society. AF independently increases the risk of stroke by 4- to 5-fold, is an independent risk factor for stroke recurrence, and is responsible for at least 15-20% of all ischemic strokes. In addition to its associated health risks and diminished quality of life, AF is a financial burden on the US Healthcare system, with annual Medicare costs currently estimated at $16 billion.

This study is designed as a prospective, single-center pilot study to assess the feasibility of aVNS with the Nexeon MedSystems aVNS system as a treatment for paroxysmal AF. Each subject will be screened and then undergo a 30-day baseline evaluation to document pre-treatment AF burden. If subject does not have a ICP or ILR, subjects will be given a HM (LiveTec, Total Medical Solutions, Netherlands) to achieve 30-day baseline evaluation, and monitoring during and after treatment. Subjects meeting the requisite documented AF burden in the baseline phase will be trained to use the Nexeon MedSystems aVNS system and Brain HQ online cognitive training software. This visit will be classified as “Day 0.” The subject will be instructed to deliver therapy with the Nexeon MedSystems aVNS system at home for 30 minutes per day for a total of 30 days (± 5 days). Concurrently, subjects will be instructed to use Brain HQ at home for ~5 minutes per day for a total of 30 days (± 5 days). Subjects will be randomly assigned into 1 of 2 groups; Group 1 (n=10) begins Brain HQ cognitive training before stimulation, Group 2 (n=10) begins Brain HQ cognitive training after stimulation. At the Day 30 visit, the auricular stimulation will stop; the subjects will return to the clinic for ICP, ILR, or HM interrogation to document AF during the treatment phase, blood marker collection, and cognitive assessments. The subject will return to the clinic for a 60-day visit, study participation will end at this visit. The expected duration of subject participation is approximately 3 months from enrollment until the end of study participation.

Research and Development

For the years ending December 31, 2017 and December 31, 2016, our research and development expenses were $2,942,981 and $759,502, respectively, primarily reflecting the costs associated with our research and discovery efforts related to the design and development of our proposed medical devices. It is expected that the Company’s research and development activities and related expenses will increase significantly in the future as we increase the scope and rate of such efforts and begin more expensive development activities, including clinical trials and similar studies as required by the relevant regulatory authorities in our targeted jurisdictions (i.e. the United States and European Union).

Original Equipment Manufacturer, Medi-Line S.A.

On September 1, 2017, we acquired NMB which owns and operates Medi-Line and the Medi-Line medical device and is an Original Equipment Manufacturer (“OEM”). Medi-Line provides high quality and efficiency in the development, engineering, and manufacturing of medical devices for the med-tech and pharmaceutical industries. Medi-Line makes up our OEM Solutions segment.

Product Line

Medi-Line currently manufactures radiopharmacy and urology products and provides worldwide production and supply chain capabilities for these products to its customers. Medi-Line offers a wide range of services, including product and process development, validation and verification, technical and regulatory file writing, packaging, biocompatibility, and sterilization support services. Customers of Medi-Line are active in fields as diverse as urologic implants, neurosurgery, interventional gastro-enterology, implantable neurostimulation, radiopharmacy, PET Scan imagery, special high added value catheters, as well as microthin cuff catheters.

Facilities

Our OEM Solutions segment has manufacturing facilities in two facilities in Belgium. We continue to make investments to modernize our production facilities, improve our production processes and develop superior technical skills that complement our manufacturing capabilities. These investments have allowed us to continue to improve the quality of our products, increase our manufacturing capacity and improve our efficiency. We currently manufacture our neurostimulator system in our class 10,000 clean room in Niel, Belgium.

We operate our OEM business out of a building in Liege, Belgium. This building consists of two clean rooms validated (1 cleanroom assembly ISO class 7 or C 1 cleanroom ISO class 8 or D) offering 600m2 of production space to meet industry quality requirements of medical devices. Our manufacturing processes include:

○	Extrusion (range of tubes starting at 0.25mm OD in a wide selection of raw materials;
○	Injection Molding (complex component injection in most thermoplastics);
○	Assembly (bonding, welding, finishing, packaging);
○	Disposable devices;
○	Catheter & catheter-like products;
○	Radiopharmacy single use supplies;
○	Surgical devices;
○	Implants: active & non-active;
○	Clean room manufacturing Class C (ISO7); and
○	Extrusion, injection molding.

The majority of products that we produce are customized to the unique specifications of our customers. Our ability to maintain flexible operations is an important factor in maintaining high levels of productivity. We endeavor to use “just-in-time” manufacturing and flexible manufacturing cells in our production processes. Just-in-time manufacturing is a production technique that minimizes work-in- process inventory and manufacturing cycles. Manufacturing cells are clusters of individual manufacturing operations and work stations grouped in a circular configuration, with the operators placed centrally within the configuration. Cell manufacturing provides flexibility by allowing efficient changes to the number of operations each operator performs, which enhances our ability to maintain product volumes that are consistent with our customers’ requirements and reduce our level of inventory.

Sales and Marketing

Our OEM Solutions sales and marketing efforts have been limited to date, with most new business coming in the form of referrals. We intend to grow our business by emphasizing our design and engineering expertise, internally developed products, manufacturing capabilities, international distribution network and ability to provide customers with a comprehensive product offering. We present our products to customers in a concept which offers the customer a collaborator for developing complete implant, instrument and case solutions while working to create and respond to opportunities for any one of our product offerings. We believe there is an opportunity to leverage our existing relationships among our customer base to achieve greater penetration of our customized products.

Quality Assurance

We maintain a comprehensive quality assurance and quality control program, which includes the control and documentation of all material specifications, operating procedures, equipment maintenance and quality control methods. Our quality systems are based upon FDA requirements and the ISO standards for medical device manufacturers. We believe that all our facilities are currently in substantial compliance with regulations applicable to them.

All aspects of the supply chain are integrated into our overall quality system. Our suppliers are evaluated and audited to assure compliance with all international trade compliance quality standards. Relative to our manufacturing processes we maintain and adhere to specific standard operating procedures within our quality systems to ensure compliance with our customers’ requirements for their products. Our deep brain neurostimulator business likewise operates under a comprehensive quality system to ensure compliance with all product quality and customer obligations. The suppliers we utilize in the distribution process are evaluated and audited to assure compliance to all international trade compliance quality standards.

We are not aware of any significant quality issues or concerns, although if we experience a breakdown in our quality systems that result in the sale or manufacture of noncompliance products we could incur costs and loss of business, recalls, lawsuits or other adverse results.

Customers

In our OEM Solutions business, we sell to over 40 customers. Sales to our 2 largest customers represented 76% sales revenue in 2017. All sales are shipped directly to our customers.

Intellectual Property

We rely on a combination of patent, trade secret, copyright, trademark and other intellectual property to protect our proprietary rights. The patents have been deliberately written to provide broad and specific protection. Issued and pending U.S. and foreign method and technology patents protect the Company’s intellectual property. Our strategy to create temporal barriers to others and to protect proprietary positions is to continue to acquire and file for U.S. and foreign patent applications related to our technology, inventions, and improvements to enhance our business and competitive advantages. Continuing to rigorously analyze competitive IP applications and their prosecution history will ensure that this freedom to operate position remains viable. As development of new products and prosecution of pending patent applications progresses, we will continue to strategically file additional applications, including continuations, continuations-in-part, and divisional applications, to protect the new developments and those already being prosecuted.

We possess a patent portfolio for each of our products under development ensuring the ability to operate, which is critical to successful commercialization of our platforms. In addition, maintaining a focus in the Internet of Medical Things allows us to utilize issued and pending patents for maximum commercial benefit and growth.

In addition to patent protection, we utilize other available intellectual property rights to protect our developments. For example, we utilize copyrighted software, manuals, and reports. We also maintain many trade secrets that are essential to our business. We have implemented procedures to maintain such secrecy required of such trade secrets. Finally, we have filed for and obtained several trademark registrations related to the branding of our products. This multifaceted approach provides us with what we believe to be the maximum protection available for our product development.

The following patents and applications relate to our technology for communicating between an implantable medical device and a remote computer system or health care provider.

US 6385593	Apparatus and method for automated invoicing of medical device systems
US 6804558	System and method of communicating between an implantable medical device
US 7076303	Apparatus and method for automated invoicing of medical device systems
DE 60321826.1	Seamless communication between an implantable medical device and a remote system
EP 15853585 B1	Seamless communication between an implantable medical device and a remote system

The following patents and applications relate to our micro-perforated balloon catheter system for use in the treatment of restenosis associated with hemodialysis.

NANOTUBE-REINFORCED BALLOONS FOR DELIVERING PATENTS
US 8187221	Therapeutic agents within or beyond the wall of blood vessels, and methods of making and using same
JP 5481479	Therapeutic agents within or beyond the wall of blood vessels, and methods of making and using same
EP 9771434.9	Therapeutic agents within or beyond the wall of blood vessels, and methods of making and using same

IRIS FILTER-SHEATH CATHETER SYSTEM FOR EMBOLISM PROTECTION PATENTS
US 8728113	Interventional catheter for retrograde use having embolic protection capability and methods of use
US 8257384	Interventional catheter for retrograde use having embolic protection capability and methods of use
US 7837702	Interventional catheter for retrograde use having embolic protection capability and methods of use
EP 6847981.5	Interventional catheter for retrograde use having embolic protection capability and methods of use

APPARATUS AND METHODS FOR RENAL STENTING PATENTS
US 8702744	Apparatus and methods for renal stenting
EP 6770151.6	Apparatus and methods for renal stenting
AU 2006244070	Apparatus and methods for renal stenting
JP 4990887	Apparatus and methods for renal stenting

METHODS AND APPARATUS FOR TREATING AN INJURED NERVE PATHWAY PATENTS
US 7842304	Methods and apparatus for treating an injured nerve pathway
US 8603512	Methods and apparatus for treating an injured nerve pathway

SYSTEMS AND METHODS FOR ATRAUMATIC IMPLANTATION OF BIO-ACTIVE AGENTS PATENTS
US 7632262	Systems and methods for atraumatic implantation of bio-active agents
US 8377032	Systems and methods for atraumatic implantation of bio-active agents
EP 9736537.3	Systems and methods for atraumatic implantation of bio-active agents
EP 5773060.8	Systems and methods for atraumatic implantation of bio-active agents
EP 11150671.3	Systems and methods for atraumatic implantation of bio-active agents
AU 2005274775	Systems and methods for atraumatic implantation of bio-active agents
JP 4774403	Systems and methods for atraumatic implantation of bio-active agents

APPARATUS AND METHODS FOR TREATING TISSUE USING PASSIVE INJECTION SYSTEMS PATENTS
US 7338471	Apparatus and methods for treating tissue using passive injection systems
US 7862551	Apparatus and methods for treating tissue using passive injection systems
AU 2005274774	Apparatus and methods for treating tissue using passive injection systems
JP 4934029	Apparatus and methods for treating tissue using passive injection systems
GB & FR 1773440	Apparatus and methods for treating tissue using passive injection systems
DE 602005030269.7	Apparatus and methods for treating tissue using passive injection systems

IMPLANTABLE DEVICE FOR TREATING DISEASE STATES AND METHODS OF USING SAME PATENTS
US 7651696	Implantable device for treating disease states and methods of using same

METHODS AND APPARATUS FOR TREATING INFARCTED REGIONS OF TISSUE FOLLOWING PATENTS
US 7819856	Acute myocardial infarction
US 8062283	Acute myocardial infarction

APPARATUS FOR THE DELIVERY OF DRUGS OR GENE THERAPY PATENTS
US 7648495	Into a patient's vasculature and methods of use

The following is a list of the Siemens originated patents underlying the license for the intellectual property which relates to IOT technology as described by a system of interrelated computing devices, mechanical and digital machines, objects, animals, and/or people that have unique identifiers and a subsequent ability to transfer data over a network without requiring human-to-human or human-to-computer interaction. This technology can be utilized in a wide variety of medical device applications, most notably in hospitals, nursing facilities, or patients’ homes.

Country	Patent #	Apln. #	Pub. #
AUSTRIA	AT521160	5109169.2	EP1646185
AUSTRIA	AT530961	3735054.3	EP1470457
AUSTRIA	AT615998	5108954.8	EP1643324
AUSTRIA	AT334459	4100499.5	EP1494191
BELGIUM	BE1494191	4100499.5	EP1494191
BRASIL	PI0710612	BR0710612
BRASIL		PI0821881-1
CANADA	2647652	2647652.0	2647652
CANADA	2662014	2662014.0	2662014
CANADA	2711225	2711225.0	2711225
CANADA	2836941	2836941.0	2836941
CHINA		200780032280.2	CN101512976
CHINA	CN101422019	200780012887.4	101422019
CHINA	CN101971568	200880123790.5	101971568
CHINA		201410392441.0	CN104243248
EPO	EP1470456	3707570.2	EP1470456
EPO	EP1470457	3735054.3	EP1470457
EPO	EP1494191	4100499.5	EP1494191
EPO	EP1626532	5012617.6	EP1626532
EPO	EP1643324	5108954.8	EP1643324
EPO	EP1646185	5109169.2	EP1646185
EPO	EP2225854	8869509.3	EP2225854
EPO		7101252.0	EP1783959
EPO		7774303.7	EP2005713
EPO		13172203.5	EP2642696A3
EPO		13172204.3	EP2642697A3
FINLAND	FI1470456	3707570.2	EP1470456
FRANCE	FR1470456	3707570.2	EP1470456
FRANCE	FR1470457	3735054.3	EP1470457
FRANCE	FR1626532	5012617.6	EP1626532
FRANCE	FR1643324	5108954.8	EP1643324
FRANCE	FR1646185	5109169.2	EP1646185
FRANCE	FR2225854	8869509.3	EP2225854
FRANCE	FR1494191	4100499.5	EP1494191
GERMANY		10317962.3
GERMANY	DE602005029532.1	5109169.2	EP1646185
GERMANY	DE602005039869.4	5108954.8	EP1643324
GERMANY	DE602005042990.5	5012617.6	EP1626532
GERMANY	DE602008030307.1	8869509.3	EP2225854
GERMANY	DE60330750.7	3707570.2	EP1470456
GERMANY	DE60338908.2	3735054.3	EP1470457
GERMANY	DE502004001017.2	4100499.5	EP1494191
GERMANY		112007001804.0
GREECE	GR1494191	4100499.5	EP1494191
IRELAND	IE1494191	4100499.5	EP1494191
IRELAND	1470456	3707570.2	1470456
ITALY	IT1470457	3735054.3	EP1470457
ITALY	IT1626532	5012617.6	EP1626532
ITALY	IT1643324	5108954.8	EP1643324
ITALY	IT1646185	5109169.2	EP1646185
ITALY	IT2225854	8869509.3	EP2225854
ITALY	IT1494191	4100499.5	EP1494191
MEXICO	MX313282	MX/a/2010/007211
MEXICO	MX322526	MX/a/2013/010239

Country	Patent #	Apln. #	Pub. #
NETHERLANDS	NL1470456	3707570.2	EP1470456
NETHERLANDS	NL1470457	3735054.3	EP1470457
NETHERLANDS	NL1626532	5012617.6	EP1626532
NETHERLANDS	NL1643324	5108954.8	EP1643324
NETHERLANDS	NL1646185	5109169.2	EP1646185
NETHERLANDS	NL1494191	4100499.5	EP1494191
SOUTH KOREA	100989017	1020087024880.0
SOUTH KOREA	101272384	1020107014107.0
SOUTH KOREA	KR101202914B1	1020107014718.0
SPAIN	ES2270271	4100499.5	EP1494191
SWEDEN	SE1470456	3707570.2	EP1470456
SWEDEN	SE1470457	3735054.3	EP1470457
SWEDEN	SE1626532	5012617.6	EP1626532
SWEDEN	SE1643324	5108954.8	EP1643324
SWEDEN	SE1646185	5109169.2	EP1646185
SWEDEN	SE2225854	8869509.3	EP2225854
SWEDEN	SE1494191	4100499.5	EP1494191
SWITZERLAND	CH1470456	3707570.2	EP1470456
SWITZERLAND	CH1470457	3735054.3	EP1470457
SWITZERLAND	CH1626532	5012617.6	EP1626532
SWITZERLAND	CH1643324	5108954.8	EP1643324
SWITZERLAND	CH1646185	5109169.2	EP1646185
SWITZERLAND	CH2225854	8869509.3	EP2225854
SWITZERLAND	CH1494191	4100499.5	EP1494191
UNITED KINGDOM	GB1470456	3707570.2	EP1470456
UNITED KINGDOM	GB1470457	3735054.3	EP1470457
UNITED KINGDOM	GB1626532	5012617.6	EP1626532
UNITED KINGDOM	GB1643324	5108954.8	EP1643324
UNITED KINGDOM	GB1646185	5109169.2	EP1646185
UNITED KINGDOM	GB2225854	8869509.3	EP2225854
UNITED KINGDOM	GB1494191	4100499.5	EP1494191
US		60/352,452
US	8131399	10/353,142
US	8538589	13/366,095
US		10/353,110
US		10/672,527
US	7860495	10/915,034
US		12/629,548
US	8200273	12/953,244
US	7139239	10/958,770
US	7437596	11/538,654
US	7664573	10/952,705
US	7746887	11/402,743
US		60/823,788
US	9030315	11/846,218
US		60/823,909
US		60/823,912
US	8264371	11/969,111
US		12/124,452
US		61/037,739
US	8224282	12/406,799
US	8350691	12/269,136
US	7363036	10/824,800
WO/PCT		PCT/US2003/002556	WO/2003/064933
WO/PCT		PCT/US2003/002559	WO/2003/065136
WO/PCT		PCT/US2007/007984	WO/2007/123738
WO/PCT		PCT/US2007/077107	WO/2008/027964
WO/PCT		PCT/US2008/013746	WO/2009/088429

Employees

As of December 31, 2017, we have 62 full-time employees and 3 consultants. None of our employees or consultants are represented by a labor union or covered by a collective bargaining agreement. We have employment agreements with all full-time employees. We consider our relationship with our employees to be very good.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Consolidation in the healthcare industry could lead to demands for price concessions or limit or eliminate our ability to sell to certain of our potential significant market segments.

The cost of healthcare has risen significantly over the past decade and numerous initiatives and reforms initiated by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the medical device industry, as well as among our potential customers, including healthcare providers. This, in turn, has resulted in greater pricing pressures which could limit on our ability to sell to important market segments, as group purchasing organizations, independent delivery networks and large single accounts, such as the Veterans Administration in the United States, continue to consolidate purchasing decisions for some of our potential healthcare provider customers. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances that may exert further downward pressure on our potential product prices and which would adversely impact our business, financial condition and results of operations.

We are subject to stringent domestic and foreign medical device regulation and any adverse regulatory action may materially adversely affect our financial condition and business operations.

We are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. To varying degrees, each of these authorities monitors and enforces our compliance with laws and regulations governing the development, testing, clinical study, manufacturing, labeling, packaging, marketing and distribution of our medical devices. These laws and regulations are subject to change and to evolving interpretations which could increase costs, prevent or delay future device clearance or approvals, or otherwise adversely affect our ability to market currently cleared or approved devices. The process of obtaining marketing approval or clearance from the FDA and comparable foreign bodies for new products, or for enhancements or modifications to existing products, could:

●	take a significant amount of time;

●	require the expenditure of substantial resources;

●	involve rigorous pre-clinical and clinical testing, as well as increased post-market surveillance;

●	involve modifications, repairs or replacements of our products; and

●	result in limitations on the indicated uses of our products.

We cannot be certain that new medical devices or new uses for existing medical devices will be cleared or approved by the FDA or foreign regulatory agencies in a timely or cost-effective manner, if cleared or approved at all. In addition, the FDA may require post-market testing and surveillance and may, depending on the results, prevent or limit further marketing of products. The failure to receive approval or clearance for significant new products or modifications to existing products or the receipt of an approval of limited or reduced scope could have a material adverse effect on our financial condition and results of operations.

Both before and after a product is commercially released, we have ongoing responsibilities under the FDCA and FDA regulations, which govern virtually all aspects of a medical device’s design, development, testing, manufacturing, labeling, storage, record keeping, adverse event reporting, sale, promotion, distribution and shipping. Compliance with applicable statutory and regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA, which may result in observations on Form 483, and in some cases warning letters, that require corrective action. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could:

●	require us to notify health professionals and others that the devices present unreasonable risk of substantial harm to public health;

●	order us to recall, repair, replace or refund the cost of any medical device that we manufactured or distributed;

●	detain, seize or ban adulterated or misbranded medical devices;

●	refuse to provide us with documents necessary to export our products;

●	refuse requests for 510(k) clearance or PMA of new products or new intended uses;

●	withdraw 510(k) clearances or PMAs that are already granted;

●	impose operating restrictions, including requiring a partial or total shutdown of production;

●	enjoin or restrain conduct resulting in violations of applicable law pertaining to medical devices; and/or

●	assess criminal or civil penalties against us or our officers and employees.

Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products. In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material adverse effect on our financial condition and results of operations.

In addition, the FDCA permits device manufacturers to promote products solely for the uses and indications set forth in the approved product labeling. The U.S. Department of Justice has initiated a number of enforcement actions against manufacturers that promote products for “off-label” uses, alleging, among other things, that “off-label” promotion caused the submission of false and fraudulent claims for reimbursement to federal health care programs in violation of the Federal False Claims Act. Government enforcement action can result in substantial fines, penalties, and/or administrative remedies, including exclusion from government reimbursement programs and entry into Corporate Integrity Agreements (CIAs) with governmental agencies entailing significant additional obligations and costs.

Foreign governmental regulations have become increasingly stringent and more common, and we may become subject to even more rigorous regulation by foreign governmental authorities in the future. Changes in clearance, approvals or standards that must be complied with prior to commercial marketing or the enactment of additional laws or regulations may cause delays in or prevent the marketing of a product. Penalties for a company's noncompliance with foreign governmental regulation could be severe, including revocation or suspension of a company's business license and criminal sanctions. Any domestic or foreign governmental medical device law or regulation imposed in the future may have a material adverse effect on our financial condition and business operations.

Instability in international markets or foreign currency fluctuations could adversely affect our results of operations.

We generate a significant amount of our revenue from outside the United States. As a result, we face currency and other risks associated with our international sales. We are exposed to foreign currency exchange rate fluctuations due to transactions denominated primarily in Euros, which may potentially reduce the U.S. Dollars we receive for sales denominated in any of these foreign currencies and/or increase the U.S. Dollars we report as expenses in these currencies, thereby affecting our consolidated results of operations. Fluctuations between the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. We cannot predict the effects of currency exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the volatility of currency exchange rates.

In addition to foreign currency exchange rate fluctuations, there are a number of additional risks associated with our international operations, including those related to:

●	the imposition of or increase in import or export duties, surtaxes, tariffs or customs duties;

●	the imposition of import or export quotas or other trade restrictions;

●	foreign tax laws and potential increased costs associated with overlapping tax structures;

●	compliance with various U.S. and foreign laws, including the Foreign Corrupt Practices Act, the UK Anti-Bribery Act and import/export laws;

●	longer accounts receivable cycles in certain foreign countries, whether due to cultural, economic or other factors;

●	changes in medical reimbursement programs and regulatory requirements in international markets in which we operate; and

economic and political instability in international markets, including concerns over excessive levels of sovereign debt and budget deficits in countries where we market our products that could result in an inability to pay or timely pay outstanding payables.

We have only a limited history upon which an evaluation of our prospects and future performance can be made and have no history of profitable operations. Since we have a limited operating history, it may be difficult to predict our future operating results.

We were incorporated in the State in Nevada on December 7, 2015, and as a result, we have only a limited history upon which an evaluation of our prospects and future performance can be made and have no history of profitable operations on a consolidated basis. Due to our lack of operating history, our proposed operations are subject to all business risks associated with new enterprises. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the startup of a business and operation in a competitive and regulated industry. We may sustain losses in the future as we implement our business plan. There can be no assurance that we will ever generate revenues to operate profitably. Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. Our business is dependent upon the implementation of our business plan. We may not be successful in implementing such plan and cannot guarantee that, if implemented, we will ultimately be able to attain profitability.

We may need to obtain additional financing to fund our operations.

We may need additional capital in the future to continue to execute our business plan. Therefore, we would be dependent upon additional capital in the form of either debt or equity to continue our operations and commercialize our products. At the present time, we are in the process of identifying the circumstances in which we would need to raise additional capital and thus may seek arrangements to raise potential additional capital, including identifying potential investors and negotiating appropriate arrangements with them. We may not be able to arrange enough investment within the time the investment is required or that if it is arranged, that it will be on favorable terms. If we cannot get the needed capital, we may not be able to become profitable and may have to curtail or cease our operations.

We have a history of losses, and we anticipate that we will continue to incur losses in the future. Our auditors have included in their audit report an explanatory paragraph as to substantial doubt as to our ability to continue as a going concern.

We have experienced net losses since our inception. For the year ended December 31, 2017, our net loss was $2,177,641 compared to a net loss of $802,463 for the year ended December 31, 2016. As of December 31, 2017, we had an accumulated deficit of $3,743,438. Our auditors have included in their audit report a “going concern” explanatory paragraph that there is substantial doubt as to our ability to continue as a going concern which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business. We anticipate continuing to incur substantial additional losses over at least the next several years due to, among other factors, expenses related to the following: anticipated research and development activities, investor and public relations, Securities and Exchange Commission (“SEC”) compliance efforts, and the general and administrative expenses associated with each of these activities. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable.

Restrictions contained in our debt agreements may limit our ability to incur additional indebtedness.

Our existing debt agreements (each a “Debt Facility” and collectively, “Debt Facilities”) contain restrictive covenants, including restrictions on our ability to incur indebtedness. These restrictions could limit our ability to effectuate future acquisitions, limit our ability to pay dividends, limit our ability to make capital expenditures or restrict our financial flexibility. Our ability to meet the financial covenants or requirements in our Debt Facilities may be affected by events beyond our control, and we may not be able to satisfy such covenants and requirements. A breach of these covenants or other restrictions contained in a Debt Facility could result in an event of default under one or more of our other Debt Facilities. Upon the occurrence of an event of default under a Debt Facility, and the expiration of any grace periods, the lenders could elect to declare all amounts outstanding under one or more of our other Debt Facilities, together with accrued interest, to be immediately due and payable. If this were to occur, our assets may not be sufficient to fully repay the amounts due under our Debt Facilities or our other indebtedness.

The Company may experience delays or unforeseen issues during the requisite studies and trials required prior to regulatory approval of our medical devices.

Although there are no foreseeable risks with respect to obtaining an Investigational Device Exemption (“IDE”) following biocompatibility and active animal safety testing, even minor issues with the testing and application process can delay the IDE, which will in turn delay the clinical studies and increase the costs to complete the testing. For our FDA Premarket Approval (“PMA”), we will hire a regulatory consultant to facilitate all interactions with the FDA and ensure that we make the most time and capital efficient steps towards regulatory approval.

The Company may not be able to compete effectively with larger companies in the medical device space with greater resources and market recognition.

Our primary competitor, Medtronic, a provider of medical devices has been involved in the manufacturing and sale of deep brain stimulation devices for several years. In addition, Boston Scientific and Abbott (formerly St. Jude Medical) have a CE mark and PMA approval to market and sell their neurostimulation implant devices in Europe and in the U.S. These companies may have substantially greater financial, research and development, manufacturing, marketing and sales experience, and resources than us. As a result, our competitors may be more successful than us in developing their products, obtaining regulatory approvals, and marketing their products to users. We cannot assure investors that we will be able to compete effectively against current and future competitors.

We are dependent on a few significant customers for our businesses and the loss of these customers could have an adverse effect on our business, results of operations and financial condition.

In our OEM Solutions business, we sell to over 40 customers. For the year ended December 31, 2017, sales to our 2 largest customers represented 76% of our sales revenue. The loss, or reduction in services to, these significant customers or other discontinuation of their relationship with us for any reason, or if either of these significant customers reduces or postpones purchases that we expect to receive, it could have an adverse impact on our business, results of operations and financial condition.

The Company’s neurostimulation device may not be approved for reimbursement which could adversely affect the adoption of our device.

Even if the device and treatment are successful and approved for use, reimbursement may not be forthcoming, which could lead to slower than anticipated adoption of our technology. Additionally, new drugs or devices may also affect market acceptance. These risks are mitigated by the current reimbursement standards, which we believe our system will be reimbursed under. Additionally, the Company’s management team is experienced in device reimbursement, in the U.S. and in Germany, as well as throughout the European Union (“EU”). William Rosellini, our Chief Executive Officer, is a published author in the area of Medicare and Medicaid reimbursement. Previously, he has utilized reimbursement consultants to map existing reimbursement codes in order to develop proper data collection and clinical trial design strategies to shorten the path to eventual Medicare reimbursement. Although the Company’s management team is experienced in device reimbursement there can be no guarantee that the Company’s neurostimulation device will be approved for reimbursement, which could adversely affect the adoption of our device.

Laws and regulations that could affect the industry in which we operate may be enacted, which could result in a delay or cessation of our research and development activities or the imposition of additional costs that could hinder our ability to achieve and maintain profitable operations.

Current laws and regulations with respect to our industry and additional laws and regulations which may be enacted in the future could impose new and/or unexpected operational considerations or constraints upon us. Complying with existing laws or regulations may require significant time and resource allocation for medical device manufacturers, including us. Additionally, changing or new legislation may force us to redesign one or more of our products. In such an event, our proprietary neurostimulation device may have to be altered or modified as to ensure that it is in compliance with all applicable laws and regulations. Such alterations or modifications would cause us to incur substantial research and development costs. Moreover, if we cannot modify or alter our neurostimulation device’s design or functionality, then our device could be rendered obsolete, which would substantially reduce our future profitability and harm our business. Additionally, since we intend to operate both domestically and in the European Union, we must remain cognizant of the legislative and regulatory landscape in both regions. Compliance with these regulations, when applicable, increases the research and development and production costs and could make our proposed products and services less attractive to potential customers.

International operations conducted by us subject us to a number of risks, including unfavorable political, regulatory, labor, and tax conditions.

We sell medical devices to customers located outside the United States. International operations are subject to the legal, political, regulatory, and social requirements and economic conditions in the jurisdictions in which they are conducted. Risks inherent to international operations and sales, include, but are not limited to, the following:

●	exposure to violations of the Foreign Corrupt Practices Act of 1977, as amended;

●	difficulty in enforcing agreements, judgments, and arbitration awards in foreign legal systems;

●	impediments to the flow of foreign exchange capital payments and receipts due to exchange controls instituted by certain foreign governments and the fact that the local currencies of these countries are not freely convertible;

●	inability to obtain maintain, or enforce our intellectual property rights;

●	changes in general economic and political conditions in foreign countries;

●	changes in foreign government regulations and technical standards, including additional regulation of medical devices, which may reduce or eliminate our ability to sell or license in certain markets;

●	requirements or preferences of foreign nations for domestic technologies, which could reduce demand for our technologies;

●	trade barriers such as export requirements, tariffs, taxes, and other restrictions and expenses, which could increase the prices of our technologies and make us less competitive; and

●	longer payment cycles typically associated with international sales and potential difficulties in collecting accounts receivable, which may reduce the future profitability of foreign sales or licensing.

Conducting business in foreign jurisdictions requires us to respond to rapid changes in market conditions in these countries. The Company believes that its overall success as a global business depends on its ability to succeed in different legal, regulatory, economic, social, and political situations and conditions. We may not be able to develop and implement effective policies and strategies in each foreign jurisdiction where we may do business in the future.

The Company depends on its key management personnel for its future success.

The Company’s success depends largely on the skills of its key management and technical personnel. The loss of one or more of its key management and technical personnel may materially and adversely affect business and results of operations. The Company does not maintain key person insurance for any of its employees. The Company cannot guarantee that it will be able to replace any of its key management personnel in the event that their services become unavailable.

We only have a limited number of employees to manage and operate our neurostimulation business segment.

As of December 31, 2017, our neurostimulation business segment employed a total of 19 full-time employees and 4 consultants. We cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish for the neurostimulation business segment.

Failure to raise the necessary capital could restrict the Company’s growth, limit its development of new products and services and hinder its ability to compete.

The Company needs to raise funds in order to achieve its business objectives. Failure to raise these funds may:

●	Restrict its growth;

●	Limit its development of new products and services; and

●	Hinder its ability to compete.

Any of these aforementioned consequences would have a materially adverse effect on the Company’s business, operations, and financial position.

We may be subject to product liability claims and may not have sufficient product liability insurance to cover any such claims, which may expose us to substantial liabilities.

We may be exposed to product liability claims from users of our products. It is possible that any product liability insurance coverage we obtain will be insufficient to protect us from future claims. Further, we may not be able to obtain or maintain insurance on acceptable terms or that such insurance would be sufficient to cover any potential product liability claim or recall. Failure to obtain or maintain sufficient insurance coverage could have a material adverse effect on our business, prospects, and results of operations if claims are made that exceed our coverage.

Our revenues will depend upon adequate reimbursement from public and private insurers and health systems.

Our success will depend on the extent to which reimbursement for the costs of our devices will be available from third party payers, such as public and private insurers and health systems. Government and other third-party payers attempt to contain healthcare costs by limiting both coverage and the level of reimbursement of new treatments. Therefore, significant uncertainty usually exists as to the reimbursement status of new healthcare treatments. If we are not successful in obtaining adequate reimbursement for our treatment from these third-party payers, the market’s acceptance of our treatment could be adversely affected. Inadequate reimbursement levels also likely would create downward price pressure on our treatment. Even if we succeed in obtaining widespread reimbursement for our treatment, future changes in reimbursement policies could have a negative impact on our business, financial condition and results of operations.

To be commercially successful, we must convince physicians that our devices are safe and effective alternatives to existing medical devices and that our devices should be used.

We believe physicians will only adopt our devices if they determine, based on experience, clinical data and published peer reviewed journal articles, that the use of our devices is a favorable alternative to conventional devices/methods. Physicians may be slow to change their practices for the following reasons, among others:

●	Lack of evidence supporting additional patient benefits and our devices over conventional devices/methods;

●	Perceived liability risks generally associated with the use of new devices; and

●	Limited availability of reimbursement from third party payers.

In addition, we believe that recommendations for and support of our devices by influential physicians are essential for market acceptance and adoption. If we do not receive this support or are unable to demonstrate favorable long-term clinical data, physicians and hospitals may not use our devices, which would significantly reduce our ability to achieve revenue and would prevent us from sustaining profitability.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups (“JOBS”) Act and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

●	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

●	reduced disclosure obligations regarding executive compensation; and

●	exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting. When and if we are a “large accelerated filer” or an “accelerated filer” and are no longer a “smaller reporting company,” each as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. However, for so long as we remain a smaller reporting company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to smaller reporting companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer a smaller reporting company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we need to upgrade our systems including information technology; implement additional financial and management controls, reporting systems, and procedures; and ensure we have hired sufficient accounting and finance staff.

Due to the recent acquisitions of foreign subsidiaries and integration of those entities, management is in the process of evaluating internal controls over financial reporting and as such, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our internal controls over financial reporting were not effective due to the lack of implementation of internal controls over financial reporting across all operating entities. If we fail to establish and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, timely file our periodic reports, maintain our reporting status or prevent fraud. At times we have not had sufficient accounting and supervisory personnel with the appropriate level of technical accounting experience and training necessary or adequate formally documented accounting policies and procedures to support, effective internal controls. As we grow, we will hire additional personnel and engage in external temporary resources and may implement, document and modify policies and procedures to maintain effective internal controls. However, we may identify deficiencies and weaknesses or fail to remediate previously identified deficiencies in our internal controls. If material weaknesses or deficiencies in our internal controls exist and go undetected or un-remediated, our financial statements could contain material misstatements that, when discovered in the future and our operating results could be material impacted and we could fail to meet our future reporting obligations.

If we discover material weaknesses or other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we fail to timely remediate the material weakness or other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly. In addition, we cannot be certain that material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

We may be unable to complete or integrate intellectual property acquisitions effectively, which may adversely affect our growth, profitability, and results of operations.

We expect future acquisitions of intellectual property to play a significant role in our product development growth. As of the date hereof, we have made four such acquisitions; however, we cannot be certain that we will be able to continue to identify attractive acquisition opportunities, obtain financing for acquisitions on satisfactory terms if needed, or successfully acquire identified targets. Additionally, we may not be successful in integrating acquired intellectual property into our existing operations and realizing anticipated synergies. Competition for acquisition opportunities in the industry in which we operate may increase our costs of acquisitions or causing us to refrain from engaging in acquisitions. These and other factors relating to our acquisition of intellectual property could negatively and adversely impact our growth, profitability, and results of operations.

Variability in intellectual property laws may adversely affect our intellectual property position.

Intellectual property laws, and patent laws and regulations in particular, have been subject to significant variability either through administrative or legislative changes to such laws or regulations or changes or differences in judicial interpretation, and it is expected that such variability will continue to occur. Additionally, intellectual property laws and regulations differ among countries. Variations in the patent laws and regulations or in interpretations of patent laws and regulations in the United States and other countries may diminish the value of our intellectual property and may change the impact of third-party intellectual property on us. Accordingly, we cannot predict the scope of patents that may be granted to us, the extent to which we will be able to enforce our patents against third parties, or the extent to which third parties may be able to enforce their patents against us.

We may need to negotiate modifications or extensions of existing intellectual property agreements.

We license intellectual property from third parties. We may in the future need to extend, modify, or otherwise negotiate changes to such licenses. There can be no assurance that the third parties with whom we have (or in the future may have) agreements will agree to such modifications, or that if they do, that they will do so on terms favorable to us.

We, or the third parties whom we license intellectual property from, may become involved in legal proceedings to protect or enforce our intellectual property rights, which could be expensive and time-consuming.

Competitors or others may infringe upon our intellectual property rights. To counteract infringement or unauthorized use, we or third parties whom we license intellectual property from may be required to file patent infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that certain of our intellectual property is not valid or is unenforceable, or the court may refuse to stop the other party from using the technology at issue on the grounds that our intellectual property rights do not cover such technology.

An adverse determination of any litigation or defense proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put outstanding intellectual property applications at risk of not being granted.

Interference proceedings brought by the United States Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our intellectual property applications. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs, diversion of resources, and distraction of our management. We, or our licensors, may not be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as comprehensively as in the United States.

Furthermore, due to the substantial amount of discovery associated with intellectual property litigation, there is a risk that some of our, or our licensors’, confidential information could be compromised by disclosure. In addition, during the course of this litigation, there could be public announcement of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, then it could have a substantial adverse effect on the price of our common stock. We, or our licensors, may not prevail in any litigation or interference proceeding in which we may be involved in the future. Even if we, or our licensors prevail, such legal proceedings would likely be expensive and time-consuming.

RISKS RELATED TO COMMERCIALIZATION

If we are unable to obtain required regulatory approvals, we will be unable to market and sell our product candidates.

Our product candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing, oversight of clinical investigators, recordkeeping and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory review and approval process are required to be successfully completed in the United States and in each foreign jurisdiction in which we offer our products before a new drug or other product can be sold in such jurisdictions. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain, and subject to unanticipated delays. The time required obtaining approval by the FDA, or the regulatory authority in such other jurisdictions is unpredictable and often exceeds five years following the commencement of clinical trials, depending upon the complexity of the product candidate and the requirements of the applicable regulatory agency.

In connection with the clinical development of our product candidates, we face risks that:

●	the product candidate may not prove to be safe and efficacious;

●	patients may die or suffer serious adverse effects for reasons that may or may not be related to the product candidate being tested;

●	we may fail to maintain adequate records of observations and data from our clinical trials, to establish and maintain sufficient procedures to oversee, collect data from, and manage clinical trials, or to monitor clinical trial sites and investigators to the satisfaction of the FDA or other regulatory agencies;

●	the results of later-phase clinical trials may not confirm the results of earlier clinical trials; and

●	the results from clinical trials may not meet the level of statistical significance or clinical benefit-to-risk ratio required by the FDA or other regulatory agencies for marketing approval.

Only a small percentage of product candidates for which clinical trials are initiated receive approval for commercialization. Furthermore, even if we do receive regulatory approval to market a product candidate, any such approval may be subject to limitations such as those on the indicated uses for which we may market a particular product candidate.

Specifically, design verification, process validation and testing requirements for our Viant™ System are nearly complete and management expects we will complete the technical file in 2018 with the exception of some longer duration biocompatibility and shelf life tests. The Company expects to receive a CE Mark in the first half of 2019. However, to date this has not been granted. We cannot be certain that this will be granted.

Our product candidates have not completed sufficient clinical trials to obtain regulatory approval and may never demonstrate sufficient safety and efficacy in order to do so.

Our product candidates are in the clinical and pre-clinical stages of development. In order to achieve profitable operations, we alone, or in collaboration with others, must successfully license, develop, manufacture, introduce and market our products. The time frame necessary to achieve market success for any individual product, whether we develop, is long and uncertain. The products we are currently developing will require significant additional research, development and preclinical and clinical testing prior to application for commercial use or sale. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after showing promising results in early or later-stage studies or clinical trials. Additionally, we may encounter problems in our clinical trials that may cause us to delay, suspend or terminate those clinical trials.

If clinical trials or regulatory approval processes for our product candidates are prolonged, delayed or suspended, we may be unable to commercialize our product candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any revenue from potential product sales.

We cannot predict whether we, if our product candidates are licensed, will encounter problems with any of planned clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our ongoing and planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular product candidate:

●	conditions imposed on us by the FDA or another foreign regulatory authority regarding the scope or design of our clinical trials;

●	delays in obtaining, or our inability to obtain, required approvals from institutional review boards or other reviewing entities at clinical sites selected for participation in our clinical trials;

●	insufficient supply of our product candidates or other materials necessary to conduct and complete our clinical trials;

●	slow enrollment and retention rate of subjects in our clinical trials;

●	serious and unexpected drug-related side effects related to the product candidate being tested; and

●	delays in meeting manufacturing and testing standards required for production of clinical trial supplies.

Commercialization of our product candidates may be delayed by the imposition of additional conditions on our clinical trials by the FDA or any other applicable foreign regulatory authority or the requirement of additional supportive studies by the FDA or such foreign regulatory authority. In addition, clinical trials require sufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, the conduct of other clinical trials that compete for the same patients as our clinical trials, and the eligibility criteria for our clinical trials. Our failure to enroll patients in our clinical trials could delay the completion of the clinical trial beyond its expectations. In addition, the FDA could require us to conduct clinical trials with a larger number of subjects than we may have projected for any of our product candidates. We may not be able to enroll a sufficient number of patients in a timely or cost-effective manner. Furthermore, enrolled patients may drop out of our clinical trials, which could impair the validity or statistical significance of the clinical trials.

We do not know whether our clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, if at all. Delays in our clinical trials will result in increased development costs for our product candidates, and our financial resources may be insufficient to fund any incremental costs. In addition, if our clinical trials are delayed, our competitors may be able to bring products to market before we do and the commercial viability of our product candidates could be limited.

Our product candidates will remain subject to ongoing regulatory review even if they receive marketing approval, and if we or lose these approvals and the sale of any of our approved commercial products could be suspended.

Even if we receive regulatory approval to market a particular product candidate, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, and record keeping related to the product will remain subject to extensive regulatory requirements. If we fail to comply with the regulatory requirements of the FDA and other applicable domestic and foreign regulatory authorities or discover any previously unknown problems with any approved product, manufacturer, or manufacturing process, we could be subject to administrative or judicially imposed sanctions, including:

●	restrictions on the products, manufacturers, or manufacturing processes;

●	warning letters;

●	civil or criminal penalties;

●	fines;

●	injunctions;

●	product seizures or detentions;

●	pressure to initiate voluntary product recalls;

●	suspension or withdrawal of regulatory approvals; and

●	refusal to approve pending applications for marketing approval of new products or supplements to approved applications.

Our industry is highly competitive, and our product candidates may become obsolete.

We are engaged in a rapidly evolving field. Competition from other pharmaceutical companies, biotechnology companies and research and academic institutions is intense and likely to increase. Many of those companies and institutions have substantially greater financial, technical and human resources than we do. Those companies and institutions also have substantially greater experience in developing products, conducting clinical trials, obtaining regulatory approval and in manufacturing and marketing pharmaceutical products. Many of our competitors have already succeeded in obtaining regulatory approval for their products and may continue to do so more rapidly than we do. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Our competitors may succeed in developing products that are more effective and/or cost competitive than those we are developing, or that would render our product candidates less competitive or even obsolete. In addition, one or more of our competitors may achieve product commercialization or patent protection earlier than we do, which could materially adversely affect our business.

If physicians and patients do not accept our future products or if the market for indications for which any product candidate is approved is smaller than expected, we may be unable to generate significant revenue, if any.

Even if any of our product candidates obtain regulatory approval, they may not gain market acceptance among physicians, patients, and third-party payers. Physicians may decide not to recommend our products for a variety of reasons including:

●	timing of market introduction of competitive products;

●	demonstration of clinical safety and efficacy compared to other products;

●	cost-effectiveness;

●	limited or no coverage by third-party payers;

●	convenience and ease of administration; and

●	ineffective marketing and distribution support of its products.

If any of our product candidates are approved but fail to achieve market acceptance or such market is smaller than anticipated, we may not be able to generate significant revenue and our business would suffer.

Our ability to generate product and/or licensing revenues will be diminished if our therapies sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

Our ability abilities to commercialize our therapies, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from private health maintenance organizations and health insurers and other healthcare payers. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payers are challenging the prices charged for medical products and services. Cost control initiatives could decrease the price that we would receive for any products in the future, which would limit our revenue and profitability. Government and other healthcare payers increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs and therapeutics. We might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payers’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Even if one of our product candidates is approved by the FDA, insurance coverage may not be available, and reimbursement levels may be inadequate, to cover such therapies. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for one of our products, once approved, market acceptance of such product could be reduced.

Our internal computer systems, or those of our third-party service providers, licensees, licensors, collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption in our business and operations.

Despite the implementation of security measures, our internal computer systems and those of our current and future service providers, licensees, licensors, collaborators and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we are not aware of any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, on-going or future clinical trials could result in delays in our regulatory approval efforts and significant costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our drug candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development and commercialization of our product candidates could be delayed.

Due in part to our limited financial resources, we may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable indications or therapeutic areas for our product candidates or those that are in-licensed, and/or we may be unable to pursue the clinical trials that we would like to pursue.

We have limited technical, managerial and financial resources to determine the indications on which we should focus the development efforts related to our product candidates. Due to our limited available financial resources, we may have curtailed clinical development programs and activities that might otherwise have led to more rapid progress of our product candidates through the regulatory and development processes.

We may make incorrect determinations with regard to the indications and clinical trials on which to focus the available resources that we do have. Furthermore, we cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. Our decisions to allocate our research, management and financial resources toward particular indications or therapeutic areas for our product candidates may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs may also cause us to miss valuable opportunities.

If the third parties on which we rely for the conduct of our clinical trials and results do not perform our clinical trial activities in accordance with good clinical practices and related regulatory requirements, we may be unable to obtain regulatory approval for or commercialize our product candidates.

We use independent clinical investigators and other third-party service providers to conduct and/or oversee the clinical trials of our product candidates and expect to continue to do so for the foreseeable future. We rely heavily on these parties for successful execution of our clinical trials. Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with the FDA’s requirements and our general investigational plan and protocol.

The FDA requires us and our clinical investigators to comply with regulations and standards, commonly referred to as good clinical practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or the respective trial plans and protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates or result in enforcement action against us.

We have limited manufacturing capacity and have relied on, and expect to continue to rely on, third-party manufacturers to produce our product candidates.

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our neurostimulation product candidates, and we lack the resources and the capabilities to do so. As a result, we currently rely, and expect to rely for the foreseeable future, on third-party manufacturers to supply our product candidates. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our product candidates or products ourselves, including:

●	reliance on third-parties for manufacturing process development, regulatory compliance and quality assurance;

●	limitations on supply availability resulting from capacity and scheduling constraints of third-parties;

●	the possible breach of manufacturing agreements by third-parties because of factors beyond our control; and

●	the possible termination or non-renewal of the manufacturing agreements by the third-party, at a time that is costly or inconvenient to us.

If we do not maintain our key manufacturing relationships, we may fail to find replacement manufacturers or develop our own manufacturing capabilities, which could delay or impair our ability to obtain regulatory approval for our products and substantially increases our costs or deplete profit margins, if any. If we do find replacement manufacturers, we may not be able to enter into agreements with them on terms and conditions favorable to us and there could be a substantial delay before new facilities could be qualified and registered with the FDA and other foreign regulatory authorities.

The FDA and other foreign regulatory authorities require manufacturers to register manufacturing facilities. The FDA and corresponding foreign regulators also inspect these facilities to confirm compliance with current standards. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. Any failure to comply with requirements or other FDA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products following approval.

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop our product candidates and commercialize any products that receive regulatory approval on a timely basis.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates and any products that we may develop.

The testing and marketing of medical products entail an inherent risk of product liability. Although we are not aware of any historical or anticipated product liability claims or specific causes for concern, if we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates and any products that we may develop. In addition, product liability claims may also result in withdrawal of clinical trial volunteers, injury to our reputation and decreased demand for any products that we may commercialize. If we are unable to obtain sufficient product liability insurance at an acceptable cost, potential product liability claims could prevent or inhibit the commercialization of any products that we may develop, alone or with corporate partners.

The medical device industry is highly competitive and subject to rapid technological change.

If our competitors are better able to develop and market products that are safer, more effective, less costly, or otherwise more attractive than any products that we may develop, our commercial opportunity will be reduced or eliminated.

Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and products for use in the treatment of cardiovascular disease.

We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions in the United States and abroad. Most of the companies developing or marketing competing products are publicly traded, or divisions of publicly-traded companies and these companies enjoy several competitive advantages, including:

●	greater financial and human resources for product development, sales and marketing, and patent litigation;

●	significantly greater name recognition;

●	established relations with healthcare professionals, customers, and third-party payers;

●	additional lines of products, and the ability to offer rebates or bundle products to offer higher discounts or incentives to gain a competitive advantage;

●	established distribution networks; and

●	greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products and marketing approved products.

For example, Boston Scientific, Abbott Laboratories, and Medtronic, three companies with far greater financial and marketing resources than we possess, have each developed, and are actively marketing neurostimulation devices that have been approved by the FDA. We may be unable to demonstrate that our systems offer any advantages over their stents. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with, or mergers with or acquisitions by, large and established companies or through the development of novel products and technologies.

The industry in which we operate has undergone, and is expected to continue to undergo, rapid and significant technological change, and we expect competition to intensify as technical advances are made. Our competitors may develop and patent processes or products earlier than us, obtain regulatory approvals for competing products more rapidly than us, and develop more effective or less expensive products or technologies that render our technology or products obsolete or non- competitive. We also compete with our competitors in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business. If our competitors are more successful than us in these matters, our business may be harmed.

If we are unable to establish sales and marketing capabilities or enter and maintain arrangements with third parties to sell and market our products, our business may be harmed.

We do not have a sales organization and have no experience as a company in the sales, marketing and distribution of medical devices. To be successful in commercializing our products we must either develop a sales and marketing infrastructure or enter distribution arrangements with others to market and sell our products. We have not yet hired any European sales people or entered any third-party distribution agreements.

We currently plan to establish our own direct U.S. sales force. If we develop our own marketing and sales capabilities, our sales force will be competing with the experienced and well-funded marketing and sales operations of our more established competitors. Developing a sales force is expensive and time consuming and could delay or limit the success of any product launch. We may not be able to develop this capacity on a timely basis or at all. If we are unable to establish sales and marketing capabilities, we will need to contract with third parties to market and sell our products in the United States. To the extent that we enter arrangements with third parties to perform sales, marketing, and distribution services in the United States or internationally, our product revenue could be lower than if we directly marketed and sold our products or related device that we may develop.

Furthermore, to the extent that we enter co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we do not know whether these efforts will be successful. Some of our future distributors may market their own products or distribute other companies’ products that compete with ours, and they may have an incentive not to devote sufficient efforts to marketing our products. If we are unable to establish and maintain adequate sales, marketing, and distribution capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable.

The manufacturing facilities of our special process suppliers (e.g., neurostimulation device manufacture, extension manufacture, lead manufacture, sterilization, and calibration) must also comply with strictly enforced regulatory requirements. If we fail to achieve regulatory approval for our own manufacturing facilities or those of our suppliers, our business and our results of operations would be harmed.

Completion of our clinical trials and commercialization of our products require access to, or the development of, manufacturing facilities that comply with the FDA’s Quality Systems Regulation and Good Manufacturing Practice requirements. The FDA must approve facilities that manufacture our products for domestic commercial purposes, as well as the manufacturing processes and specifications for the product.

We depend on single-source suppliers for some of the components in our neurostimulation system. The loss of these suppliers could delay our clinical trials or prevent or delay commercialization of our products.

Although we have identified several vendors for the components of our products, some of our components are currently provided by only one vendor, or a single-source supplier. In addition, we do not have long-term contracts with our third-party suppliers of some of the equipment and components that are used in our manufacturing process and we do not carry a significant inventory of most components used in our products. Establishing additional or replacement suppliers for these components and obtaining any additional regulatory approvals that may result from adding or replacing suppliers, will take a substantial amount of time. We may also have difficulty obtaining similar components from other suppliers that are acceptable to the FDA or foreign regulatory authorities. Furthermore, since some of these suppliers are located outside of the United States, we are subject to foreign export laws and U.S. import and customs regulations, which complicate and could delay shipments to us.

If we must switch to replacement suppliers, we will face additional regulatory delays and the manufacture and delivery of our products would be interrupted for an extended period, which would delay completion of our clinical trials or commercialization of our products. In addition, we will be required to obtain prior regulatory approval from the FDA or foreign regulatory authorities to use different suppliers or components that may not be as safe or as effective. As a result, regulatory approval of our products may not be received on a timely basis or at all.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and, as a result, the value of our stock may decline.

From time to time, we may estimate and publicly announce the anticipated timing of the accomplishment of various clinical, regulatory, and other product development goals, which we sometimes refer to as milestones. These milestones could include obtaining CE Mark approval in the European Union, the submission of PMA documentation to the FDA, initiation of our pivotal U.S. clinical trials, the enrollment of patients in our clinical trials, the release of data from our clinical trials and other clinical and regulatory events. The actual timing of these milestones could vary dramatically compared to our estimates, in some cases for reasons beyond our control. We cannot assure you that we will meet our projected milestones and if we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and, as a result, the value of our stock may decline.

We depend on our officers, and if we are not able to retain them or recruit additional qualified personnel, our business will suffer.

Due to the specialized knowledge, each of our officers possesses with respect to interventional medicine and our operations, the loss of service of any of our officers could delay or prevent the successful completion of our neurostimulation device development and the commercialization of our products. Each of our officers may terminate their employment without notice and without cause or good reason.

Upon receiving regulatory approval for our products, we expect to expand our operations and grow our research and development, product development and administrative operations. Our growth will require hiring a significant number of qualified clinical, scientific, manufacturing, commercial and administrative personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain, and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

If we are unable to manage our expected growth, we may not be able to commercialize our products, including our neurostimulation system.

If we obtain CE Mark and FDA approvals for our products, we intend to continue to expand our operations and grow our research and development, product development and administrative operations and invest substantially in our manufacturing facilities. This expansion has and is expected to continue to place a significant strain on our management and operational and financial resources. To manage any expected growth and to commercialize our products, we will be required to improve existing, and implement new, operational, and financial systems, procedures and controls and expand, train, and manage our growing employee base. Our current and planned personnel, systems, procedures, and controls may not be adequate to support our anticipated growth. If we are unable to manage our growth effectively, our business could be harmed.

RISKS RELATED TO OUR COMMON STOCK

Our shares may be thinly traded with wide share price fluctuations, low share process and minimal liquidity.

Our shares of common stock began trading on the OTCQB exchange on September 27, 2017 and have experienced limited trading activity. The share price may be volatile with wide fluctuations in response to several factors, including:

●	potential investors’ anticipated feeling regarding our results of operations;

●	increased competition;

●	our ability or inability to generate future revenues; and

●	market perception of the future of development of the products and services we offer.

In addition, if our shares are quoted on another trading platform or exchange for which we qualify, our share price may be affected by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political, and market conditions such as recessions, interest rates or international currency fluctuations. In addition, stocks traded over the OTC Markets quotation system are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under our control, may have a material effect on our share price.

Because we can issue additional shares of common stock, purchasers of our common stock may suffer immediate dilution, and may experience further dilution in the future.

We are authorized to issue up to 75,000,000 shares of common stock. As of April 5, 2017, 27,615,185 shares of common stock are issued and outstanding. Our Board of Directors has the authority to mandate the issuance of additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience further dilution of their ownership of the Company in the future, which could have an adverse effect on the trading market for our common stock.

We have not paid cash dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our Board of Director may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Our common stock is deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Our stock price may be volatile; you may not be able to resell your shares at or above your purchase price.

The market prices for our securities and the securities of companies similar to ours have been highly volatile, with price and volume fluctuations, and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

●	announcements of technological innovations or new commercial products by our competitors or us

●	our issuance of equity or debt securities, or disclosure or announcements relating thereto;

●	developments concerning proprietary rights, including patents;

●	regulatory developments in the United States and foreign countries;

●	litigation;

●	economic and other external factors or other disaster or crisis; or

●	period-to-period fluctuations in our financial results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company does not own any real-estate with the exception of a portion of the excess unused land at the Medi-Line manufacturing facility. The Company leases the following properties:

The Medi-Line manufacturing plant and offices located in Angleur (Liege) Belgium with an approximate area of 29,886 sq. ft. are financed under a capital lease for EUR €156,044 annually, (approximately $186,919).

NXPROC leases approximately 221 sq. ft. of office space in Rio Piedres, Puerto Rico for $5,640 per year.

NMB leases approximately 2,519 sq. ft. of office and clean room space in Niel, Belgium for €51,660 per year (approximately $61,881) and leases approximately 150 sq. ft. of office space in Heverlee, Belgium for €12,865 per year (approximately $15,410).

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is a limited public market for our common shares.  Our common stock has traded on the OTC QB Marketplace operated by the OTC Markets Group, Inc., or “OTCQB,” under the ticker symbol “NXNN” since September 27, 2017.

Trading in stocks quoted on the OTCQB platform is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

The following table sets forth the high and low sales prices for our common stock for each quarterly period since September 27, 2017.

	High	Low
Fiscal Year 2017
Third Quarter (since September 27, 2017)	$2.00	$2.00
Fourth Quarter	$2.50	$0.44
Fiscal Year 2018
First Quarter (through April 5, 2018)	$1.50	$0.58

Holders

As of April 5, 2018, there are 27,615,185 shares of common stock issued and outstanding, which were held by approximately 256 shareholders of record.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings for use in the operation of our business and do not intend to declare or pay any cash dividends in the near future. Any further determination to pay dividends on our capital stock will be at the discretion of our Board of Directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our Board of Directors considers relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2017.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	3,680,200	$1.08	1,319,800
Equity compensation plans not approved by security holders	—	—	—
Total	3,680,200	$1.08	1,319,800

Recent Sales of Unregistered Securities

Set forth below is an enumeration of all securities issued by the Company for the year ended December 31, 2017   that have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) and have not been previously reported.

On March 17, 2017, the Company offered to current warrant holders who participated in our December 2, 2016 private placement (the “2016 Private Placement”) which closed on December 2, 2016, the opportunity to convert their warrants into common stock of the Company on the following terms (the “Warrant Conversion Offer”). The offer terms included the exercise of seventeen (17) warrants for seventeen (17) shares of the Company’s common stock at an exercise price of $0.01 per share for every one hundred (100) warrants owned. The remaining eighty-three (83) warrants per hundred warrants owned would be cancelled. The offer was on an all-or-nothing basis to convert all warrants held by each warrant holder. Pursuant to the offer, 593,598 warrants have been exercised for an aggregate of 593,598 shares of the Company’s common stock and 2,898,151 warrants were cancelled in connection with the Warrant Conversion Offer. The total proceeds from the exercise of the 593,598 warrants pursuant to the Warrant Conversion Offer were $5,936. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act, by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

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

On October 9, 2017, the Company issued 81,035 shares of the Company’s restricted common stock to Rosellini Scientific, LLC (“RS”), a company controlled by our Chief Executive Officer, William Rosellini, as repayment for 81,035 shares of the Company’s restricted, common stock RS loaned to NMB for payment of outstanding vendor invoices. On December 29, 2017 an additional 61,884 shares of the Company’s restricted common stock were issued to RS in settlement for a cash loan to NMB from RS and for an adjustment to the market value of the 81,035 shares described above per the debt repayment agreement dated December 29, 2017. In total, the 142,919 shares were valued $119,746. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act, by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On December 7, 2017, 56,000 shares originally issued to Ron Conquest were cancelled pursuant to a resignation and release agreement dated November 7, 2017.

On December 29, 2017, the Company issued to Michael Rosellini 77,008 shares of the Company’s restricted common stock as repayment for a loan of 53,214 shares of registered common stock borrowed by the Company and used to pay certain vendors of the Company pursuant to a loan agreement dated December 29, 2017. The shares were valued at $48,130. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act, by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On December 29, 2017, the Company issued 12,500 shares of the Company’s restricted common stock to Michael Rosellini pursuant the exercise notice from Mr. Rosellini dated November 22, 2017. Mr. Rosellini exercised his right to purchase 200,000 shares of the Company’s restricted common stock. The cashless exercise pursuant to the warrant was elected and the Company issued 12,500 shares of restricted common stock pursuant to the exercise. The shares were valued at $20,000. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act, by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On August 21, 2017, the Company offered to current employees the opportunity to purchase shares of the Company’s restricted common stock for a discount through payroll deductions. As of the date of this filing, 203,635 shares of the Company’s restricted common stock were issued. The shares were valued at $127,247. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act, by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

For the year ended December 31, 2017, the Company issued, pursuant to our 2016 Omnibus Incentive Plan (the “2016 Plan”), issued 2,025,200 options grants to purchase 2,025,200 common shares of the Company to Directors, employees and non-employee contractors. 1,045,000 options were granted as non-qualified stock options and 980,200 options were granted as incentive stock options. The range of exercise prices for these options were between $1.00 and $2.00. The term of these options at grant date ranged from 3 to 4 years. The fair value of the options was determined to be $563,754 using the Black-Scholes Option Pricing Model. During the year ended December 31, 2017, 677,000 options to purchase 677,000 common shares of the Company were cancelled. See Note 11 – EQUITY to the Consolidated Financial Statements included herein.

For the year ended December 31, 2017, the Company has issued an aggregate of 715,667 shares of common stock for certain legal, corporate structuring and research and development consulting services rendered by third-party consultants. The foregoing shares were valued at $610,893. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by Section 4(a)(2) thereof and/or Rule 506 of Regulation D thereunder, as a transaction by an issuer not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Business and Description of Business Segments

Overview

We are a neuromodulation medical device manufacturing company focused on the development and commercialization of our neurostimulation technology platform for the treatment of various disorders via electrical stimulation of tissues associated with the nervous system. Our consolidated operations include operations of the following wholly-owned subsidiaries: Nexeon Medsystems Europe, SARL (“Nexeon Europe”), Nexeon Medsystems Puerto Rico Operating Company Corporation (“NXPROC”), Nexeon Medsystems Belgium, SPRL (“NMB”), which owns and operates Medi-Line, SA and Pulsus Medical LLC. Nexeon Europe is the holding company for NXPROC and NMB. NXPROC is focused on advanced computational biology and deep learning utilization associated with the Internet of Medical Things technology. Pulsus Medical, LLC conducts research and development related to cardiovascular disease technology.

Our operations to date include research and development activities, our merger with Nexeon MedSystems, Inc., a private Delaware corporation (“NXDE”), which included acquisition of certain intellectual property (the “Merger”), the acquisition of NMB with its neurostimulation technology platform and its wholly-owned subsidiaries INGEST and Medi-Line, and the operations of Medi-Line from September 31, 2017 to December 31, 2017, and the closing of two private placement offerings.

As of December 31, 2017, we had an accumulated deficit of $3,743,438. For the years ended December 31, 2017 and 2016, our net loss was $2,177,641 and $802,463, respectively.

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

Prior to the acquisition of Medi-Line and NMB, the Company had not generated any revenues and we financed our operations primarily with net proceeds from the private placements of our common stock and non-dilutive research and development grant awards. The Company’s ability to generate revenues in addition to the Medi-Line manufacturing revenues will depend heavily on the successful completion of the requisite clinical trials and studies necessary to achieve approval to begin marketing our contemplated neurostimulation devices from the relevant regulatory authorities in the United States and the European Union.

Business Segments

The Company operates in two distinct business segments within the medical device industry; manufacturing and neurostimulation. The manufacturing segment includes the manufacturing operations of our wholly-owned subsidiary Medi-Line located in Angleur (Liege) Belgium. Medi-Line manufactures single use medical devices for the medical and pharmaceutical sectors including radiopharmacy technology, urology products and sterilization cases and trays and designs, develops, and offers worldwide production and supply chain capabilities for these products to its customers. The neurostimulation segment includes development, manufacturing, and commercialization of neurostimulation technology for the treatment of various neurological disorders through electrical stimulation of neural tissues. The Company’s first commercial application of its platform will be the Viant™ Deep Brain Stimulation System. Operations for the neurostimulation segment are conducted in the United States, Puerto Rico, Belgium and Germany. Other items of revenue, not directly related to manufacturing or neurostimulation revenues are categorized as other operating income. Other operating income and expenses not directly related to a specific segment are identified as Income (expense) not allocated to segments.

Results of Operations

Consolidated Sales Revenue

In 2017, consolidated revenues increased 121% to $ 3,302,775. The change in consolidated revenues consisted of the following segmented revenue activity:

Revenues by Segment

	2017	2016	% Change
Manufacturing	$2,932,664	$—	—%
Neurostimulation	291,750	1,456,038	(80.0)
Other	78,361	38,843	101.7
Revenue	$3,302,775	$1,494,881	120.9%

Manufacturing Segment: For the year ended December 31, 2017 manufacturing sales were $2,932,664 for the period from September 1, 2017 to December 31, 2017 subsequent to acquisition of Medi-Line on August 30, 2017.

Neurostimulation Segment: For the year ended December 31, 2017 neurostimulation sales decreased 80% as compared to the year ended December 31, 2016. The reduction in neurostimulation sales year over year, primarily relates to a one-time option payment in the amount of $1,005,513 for the manufacture and supply of pre-clinical implantable neurostimulator devices in 2016.

Other: For the years ended December 31, 2017 and 2016, the Company’s other operating revenues were $78,361 and $38,843, respectively. Other operating income consists primarily of Belgian government credits for employing staff in the research and development sector.

Consolidated Earnings (Loss) Before Provision for Taxes on Income

Consolidated loss before provision for taxes for the year ended December 31, 2017 was $2,177,641 as compared to a loss of $802,463 for the year ended December 31, 2016.

Income Before Tax by Segment

	2017	2016	% Change
Manufacturing	$(31,698)	$—	—%
Neurostimulation	(6,117,404)	(673,117)	808.8
Other (1)	3,971,461	(129,346)	(3,170.4)
Income (loss) before taxes	$(2,177,641)	$(802,463)	171.4%

(1) Amounts not allocated to segments include interest income (expense) and other income (expense) and amortization of acquisition intangible assets.

Manufacturing Segment: In 2017, the manufacturing segment income before tax as a percent of manufacturing revenues was (1.08%), reflecting activity for the period of ownership by the Company from September 1, 2017 to December 31, 2017 and therefore no comparison to 2016 is provided. During the period, Medi-Line incurred a charge in the amount of $168,933 related to a severance payment for a long-term employee that was terminated. In Belgium, severance payment requirements and accruals are administered by and mandated by the Belgian government and accrue based on time in service.

Neurostimulation Segment: In 2017, the neurostimulation segment loss before tax as a percent of revenues was (2,097%). The decrease in income before tax as a percent of neurostimulation revenue reflects increased research and development activities, increase in staff and corporate infrastructure and a decrease in neurostimulation revenue year over year from 2016 which included to a one-time option payment in the amount of $1,005,513.

Cost of Product Sold, Research and Development Expense and Selling, General and Administrative Expense

Cost of product sold, research and development expense and selling, general and administrative expense as a percentage of revenue were as follows:

	2017	% Rev	2016	% Rev
Cost of product sold	$2,321,756	70.3%	$39,129	2.6%
Research and development expenses	2,942,981	89.1	759,502	50.8
Selling general and administrative expenses	2,831,069	85.7%	693,603	46.4%

Cost of Product Sold: Consolidated costs of products sold for the year ended December 31, 2017 increased to 70.3% of revenue from 2.6% for the year ended December 31, 2016. The increase was driven by the addition of Medi-Line’s manufacturing activity in 2017 and the option payment of $1,005,513 for the manufacture and supply of pre-clinical implantable neurostimulator devices in 2016.

Research and Development Expense: Consolidated research and development expenses for the year ended December 31, 2017 increased to 89.1% of revenue from 50.8% for the year ended December 31, 2016. The increase reflects the increased Research and development activities for the Company’s neurostimulation platform and for manufacturing setup and non-recurring engineering for the Viant™ Deep Brain Stimulation System.

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

The Company has been awarded multiple grants and subsidies for its research and development activities and receives these funds as advance payments and reimbursements for applicable project expenses. The Company recognizes the amounts received in accordance with the contracts as a reduction of research and development expenses over the periods necessary to match the contract on a systematic basis to the costs that it is intended to compensate. The Company records, on the balance sheet, Grants receivable upon meeting the criteria discussed above until cash is received. For the years ended December 31, 2017 and 2016, the Company has recorded a credit to research and development expense for $1,648,407 and $445,083 respectively related to these grants and subsidies.

It is expected that the Company’s R&D activities and related expenses will increase significantly in the future as we increase the scope and rate of such efforts and begin more expensive development activities, including clinical trials and similar studies as required by the relevant regulatory authorities in our targeted jurisdictions (i.e., the United States and European Union).

Selling, General & Administrative Expenses: General and administrative expenses generally consist of salaries and similar costs associated with employees, including stock-based compensation expense. This category of expenses may also include facility costs and professional fees related to (i) legal and accounting services; (ii) capital formation; (iii) investor and public relations services; and (iv) general corporate consulting services.

For the year ended December 31, 2017, the Company’s selling, general and administrative expenses increased to 85.7% of revenue from 46.4% for the year ended December 31, 2016. The change was driven by the addition of the Medi-Line activity, the addition of executive and sales staff salaries and wages, stock option expense, increased public reporting and trading expenses, increased capital formation costs and IR/PR costs.

It is expected that our selling, general and administrative expenses will increase in the future as we expand our R&D activities in pursuit of regulatory approval for our contemplated medical devices and sales and marketing expenses related to the sales of our neusrostimulation devices. Such a rise in expenses could result from:

●	Increased number of employees;

●	Expanded infrastructure;

●	Higher legal and compliance costs;

●	Increased complexity of our financial statements that could precipitate a rise in our bookkeeping and accounting costs;

●	Higher insurance premiums; or

●	Increased need for investor and public relation services.

Depreciation and Amortization

Depreciation and Amortization expenses consist of amortization of acquired intangibles and depreciation buildings, capital improvements, capitalized building lease, office equipment and furniture and fixtures. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets

During the year ended December 31, 2016, the Company acquired $6,120,000 in patents pertaining to the Cardiovascular Disease Technology acquired in the Merger with NXDE and acquired $3,190,000 in patent licenses for the underlying patents referred to as the Siemens Patents. NMB holds patents and licenses totaling $1,053,097 related to our neurostimulation technology and devices. The amortization period for each of the individual patents depends on the legal terms for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. The patents and patent licenses are amortized using the straight-line method over the remaining time until expiration. The majority of these patents and patents underlying the license will expire between 2019 and 2036.

For the years ended December 31, 2017 and 2016, the Company's depreciation expenses were $127,677 and $38,962, respectively. For the years ended December 31, 2017 and 2016, the Company's amortization expenses were $1,170,033 and $597,959 respectively.

Interest Income (Expense)

For the year ended December 31, 2017, the Company's interest expense, net of interest income was $111,931 and for the year ended December 31, 2016 interest income, net of interest expense was $5,311. For the year ended December 31, 2017, the net interest income (expense) includes interests on bank loans and credit facilities, interest on leasing, interest on mezzanine debt, interest on shareholder notes and amortizing interest for the original discount of mezzanine debt in the amount of $45,711 in 2017. For the year ended December 31, 2016, net interest income (expense) includes interest income on related party loans, interest on leasing, interest on credit facilities and interest on shareholder notes.

Other Income (Expense)

For the years ended December 31, 2017 and 2016, the Company recorded other income, net of other expenses in the amount of $4,025,031 and recorded an expense in the amount of $173,300, respectively. For the year ended December 31, 2017 and based on the purchase price allocation and third-party valuations for Medi-Line’s real estate, land and intangibles, management recorded a Gain on bargain purchase for the acquisition of INGEST and Medi-Line in the amount of $4,311,554. The Company also recorded other expense in the amount of $37,788 for the loss on the exchange of stock – See Note 13 Related Party Transactions - January 6, 2017 Stock Exchange Agreement, to the Consolidated Financial Statements included herein and an expense in the amount of $174,252 to record the bad debt on the write-off of a note receivable - See Note 13 Related Party Transactions - Nuviant Medical, GmbH Waiver of Debt Agreement, to the Consolidated Financial Statements included herein and recorded an expense in the amount of $74,483 for the impairment of patents assets.

Provision for Income Taxes

For the years ended December 31, 2017 and 2016, the Company recorded no tax provision.

Liquidity and Capital Resources

Sources of Liquidity

Prior to the acquisition of NMB and its subsidiary Medi-Line, the Company had not generated any revenues. We have financed our operations to date through private placements, National Institutes of Health awards for research and development projects and from loans from the Company's largest shareholder, RS. The 2016 Private Placement was closed as of December 2, 2016 (the “Closing Date”).  We received $2,864,946 in net cash proceeds from the issuance of 2,864,946 units in the 2016 Private Placement at $1.00 per unit. Each unit consisted of one share of restricted common stock and one warrant to purchase one additional share of restricted common stock. The warrants have an exercise price of $2.00 per share and expire 36 months from the Closing Date of the 2016 Private Placement. The 2017 Private Placement closed on July 20, 2017. The Company received $1,165,000 from the sale of common stock and issued 932,000 shares of restricted common stock. The shares of common stock were offered at $1.25 per share in addition to $150,000 in cash common stock sales. Our wholly owned subsidiary Pulsus Medical, LLC was awarded $751,000 of Federal research grants applicable to Pulsus’ products and these funds which became available to the Company beginning in the quarter ended September 30, 2017. Nexeon MedSystems Inc has been awarded a grant by the Cancer Prevention and Research Institute of Texas which was approved in the amount of $395,156 and received $324,841 in December 2017.

NMB has been awarded subsidies from the Public Service of Wallonia - Department of Technology Development and the Research Programs Department. NMB currently has approximately $1,045,929 in remaining awarded funds and is awaiting final approval on one pending grant application from Public Service of Wallonia in the amount of approximately $1,419,000. NMB is also completing the Phase B portion of the contract deliverables to Galvani Bioelectronics, LTD with a value of approximately $380,547.

Medi-Line has been awarded subsidies from the Public Service of Wallonia - Department of Technology Development and the Research Programs Department. Medi-Line currently has approximately $1,033,680 in remaining awarded funds and is awaiting final approval on one pending grant application from Public Service of Wallonia in the amount of approximately $1,052,542.

On December 27, 2017, NXPROC, a wholly-owned subsidiary of the Company was granted a tax exemption pursuant to Act number 73-2008 (“ACT 73”) by the Government of Puerto Rico, Department of Economic Development and Commerce. The exemption allows NXPROC to obtain tax credits in the amount of fifty percent (50%) of approved applicable research and development expenses of NXPROC. These tax credits can be used to offset current year income taxes or if no income tax is due, can be sold to companies operating in Puerto Rico to offset their income tax. In the case of a sale of the tax credits, the tax credits are typically sold at a discount to the dollar value of the credits.

During the year ended December 31, 2017, the Company issued an aggregate of 715,667 shares of common stock for certain research and development consulting services, software development, legal, corporate structuring rendered by third-party consultants. The foregoing shares were valued at $610,893

During the next twelve months, the Company may elect to issue additional debt or equity either by private placement or a registered offering. There can be no assurance that the Company will be successful in completing any new debt and/or equity financing or receive assignments of grants. If the Company is unable to secure needed financing or is unable to secure such financing on terms we find favorable, we may be forced to delay, limit, or terminate product development and/or future product commercialization.

As of December 31, 2017, we had cash on hand of $883,962 and a working capital surplus of $796,323. Based upon our budgeted burn rate, and along with grant funding, we currently have operating capital for approximately two months. The Company has historically relied on equity or debt financings and federal research and development subsidies to finance its ongoing operations.

Future Financing; Continued Operations

Until such time, if ever, as we can generate substantial revenues to cover the development and commercialization of our neurostimulation technology platform, we expect to finance our cash needs through a combination of future debt and equity financing, as well as expected non-dilutive research grant awards. Besides certain grant awards, as described above, the Company does not have any committed external source of funds. To the extent that the Company secures additional capital through the sale of convertible debt or equity securities, the ownership interest of our stockholders may be diluted, and the terms of any such securities we issue may include liquidation or other preferences that adversely affect the rights of common stockholders. In cases where the Company secures certain debt financing, if any such is available, we may become subject to certain covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, or declaring dividends. In the event the Company is unable to secure needed financing or is unable to secure such financing on terms we find favorable, we may be forced to delay, limit, or terminate product development and/or future commercialization of the same.

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

The Company’s significant accounting policies are described in more detail in the notes to our consolidated financial statements, above. See Note 2, Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein which we believe set forth the most critical accounting policies to aid you in fully understanding and evaluating our financial condition and results of operations.

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not required for Smaller Reporting Companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nexeon Medsystems, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nexeon Medsystems, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, The Company has sustained operating losses since inception and has an accumulated deficit of $3,743,438 at December 31, 2017. In addition, the Company does not have sufficient continuing revenue to cover its future operating expenses. The Company currently has limited liquidity and has not completed its efforts to establish an additional source of revenues sufficient to cover operating costs of the on-going neurostimulation research and development activities over an extended period of time. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4 to the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

We have served as the Company’s auditor since 2016.

Hackensack, New Jersey
April 5, 2018

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$883,962	$2,124,795
Accounts receivable	1,877,743	48,842
Grants receivable	804,152	69,391
Inventory	2,206,570	—
Other current assets	157,621	132,453
Notes receivable – related party	—	106,062
Total Current Assets	$5,930,048	$2,481,543

Property, plant and equipment, net	3,569,832	69,354
Investments	112,072	148,860
Intangible assets, net	10,739,492	9,712,090
Total Assets	$20,351,444	$12,411,847

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	2,575,399	277,649
Accrued liabilities	503,751	113,019
Current portion of long-term debt, net of original discount	866,479	51,284
Advance grant payments	935,817	400,669
Deferred liabilities	174,230	12,401
Due to related party	—	81,008
Accrued interest	78,049	—
Accrued interest payable - stockholders	—	2,193
Total Current Liabilities	5,133,725	938,223

Long-term Debt, net of original discount	3,348,730	141,419
Notes payable – stockholders	—	10,000
Total Liabilities	$8,482,455	$1,089,642

Stockholders' Equity
Common Stock - 75,000,000 shares authorized, $.001 par value; 27,591,441 and 21,711,953 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	27,591	21,712
Additional paid-in capital	15,497,986	9,759,560
Equity instruments to be issued	65,839	3,070,000
Accumulated deficit	(3,743,438)	(1,565,797)
Accumulated other comprehensive income	21,011	36,730
Total Stockholders' Equity	11,868,989	11,322,205

Total Liabilities and Stockholders' Equity	$20,351,444	$12,411,847

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPRENSIVE INCOME

	For the Years Ended
	December 31,
	2017	2016
Revenues	$3,302,775	$1,494,881
Cost of revenue	2,321,756	39,129
Gross profit	981,019	1,455,752

Selling, general and administrative expenses	2,831,069	693,603
Research and development expenses – other	2,942,981	751,434
Research and development expenses – related party	—	8,068
Depreciation and amortization	1,297,710	636,921

(Loss) from operations	(6,090,741)	(634,274)

Other Income (Expense)
Interest income – related party	2,036	19,049
Gain on bargain purchase	4,311,554	—
Interest expense	(113,967)	(13,738)
Loss on stock exchange	(37,788)	—
Write-off of loan of related party loan	(174,252)	—
Loss on impairment of asset	(74,483)	(173,500)

Loss before provision (benefit) for taxes	(2,177,641)	(802,463)
Provision (benefit) for taxes	—	—

Net loss	$(2,177,641)	$(802,463)

Other comprehensive income
Foreign currency translation adjustment	(15,719)	(23,411)

Comprehensive loss	(2,193,360)	(825,874)

BASIC AND DILUTED PER SHARE DATA:
Net loss per common share, basic and diluted	$(0.09)	$(0.04)
Weighted average common shares outstanding, basic and diluted	24,861,237	19,044,803

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Equity		Other Items of
	Common Stock		Paid-In	Instruments	Accumulated	Comprehensive
	Shares	Amount	Capital	to be Issued	Deficit	Income	Total

Balances at December 31, 2015	500,000	$500	$367,553	$—	$(763,334)	$60,141	$(335,140)

Common stock issued for services	423,500	423	171,329	—	—	—	171,752
Common stock issued for acquisition	16,659,943	16,660	4,811,186				4,827,846
Common stock issued for patent license	—	—	—	3,050,000	—	—	3,050,000
Common stock issued for conversion of notes payable and accrued interest	1,287,564	1,288	1,389,335	—	—	—	1,390,623
Common stock issued for 2016 Private Placement for cash	2,840,946	2,841	2,675,283	20,000	—	—	2,698,124
Stock based compensation	—	—	82,284	—	—	—	82,284
Warrants issued in 2016 Private Placement for cash	—	—	162,823	—	—	—	162,823
Warrants issued for conversion of notes payable and accrued interest	—	—	99,767	—	—	—	99,767
Net loss for the year ended December 31, 2016	—	—	—	—	(802,463)	—	(802,463)
Other items of comprehensive loss	—	—	—	—	—	(23,411)	(23,411)
Balances at December 31, 2016	21,711,953	21,712	9,759,560	3,070,000	(1,565,797)	36,730	11,322,205

Common stock issued for services	715,667	716	610,177	—	—	—	610,893
Common stock issued for 2017 Private Placement for cash	932,000	932	1,164,068	—	—	—	1,165,000
Common stock issued for cash	150,000	150	149,850	—	—	—	150,000
Common stock issued for warrant exercise	606,098	606	5,330	—	—	—	5,936
Common stock issued for 2016 Private Placement for cash	24,000	24	23,976	(20,000)	—	—	4,000
Common stock issued for patent license	3,050,000	3,050	3,046,950	(3,050,000)	—	—	—
Warrants issued for Leonite Capital Convertible Debt	—	—	90,190	—	—	—	90,190
Common stock issued for Leonite Capital Convertible Debt	100,000	100	99,900	—	—	—	100,000
Employee payroll stock purchases	203,635	203	127,044	—	—	—	127,247
Common stock canceled per severance agreement	(56,000)	(56)	—	—	—	—	(56)
Stock based compensation	—	—	319,057	—	—	—	319,057
Common stock issued for 2016 merger shares	(77,725)	(78)	(77,647)	77,725	—	—	—
Stock issue to related party – repayment of loan	219,927	220	167,657	—	—	—	167,877
Common stock issue for 2016 merger shares	11,886	12	11,874	(11,886)	—	—	—
Net loss for the year ended December 31, 2017	—	—	—	—	(2,177,641)	—	(2,177,641)
Other items of comprehensive loss	—	—	—	—	—	(15,719)	(15,719)
Balances at December 31, 2017	27,591,441	$27,591	$15,497,986	$65,839	(3,743,438)	$21,011	$11,868,989

The accompanying notes are an integral part of the consolidated financial statements.

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,177,641)	$(802,463)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,297,710	636,921
Stock-based compensation	1,260,942	254,036
Loss on impairment of asset	74,483	173,500
Loss on exchange for stock	37,788	—
Gain on bargain purchase	(4,311,554)	—
Bad debt	174,252	—
Income tax benefit	—	—
Non-cash interest	45,711	—
Change in operating assets and liabilities:
Accounts receivable	(491,940)	(28,119)
Grants receivable	(511,127)	4,326
Inventory	(106,006)	—
Other current asset	2,813	(130,529)
Accounts payable	1,175,745	(27,628)
Accrued interest receivable – related party	—	(1,736)
Accrued liabilities	9,658	67,206
Advance grant payments	484,819	198,859
Accrued interest payable – other	(3,997)	208
Deferred liabilities	(74,474)	(56,789)
Net cash provided by (used in) operating activities	(3,112,818)	287,792

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable – related party	(59,819)	(912,392)
Cash paid for acquisitions net of cash acquired	(978,996)	(140,000)
Additions to property plant and equipment	(61,667)	(32,567)
Net cash used in investing activities	(1,100,482)	(1,084,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and issuance of warrants	1,324,936	2,860,946
Proceeds from debt	1,910,552	137,813
Repayment of debt	(181,038)	(52,731)
Repayment to related party	(87,369)	(20,088)
Net cash provided by financing activities	2,967,081	2,925,940

Effects of exchange rate changes on cash	5,386	(3,978)

Net increase (decrease) in cash and cash equivalents	(1,240,833)	2,124,795
Cash and cash equivalents at beginning of year	2,124,795	—
Cash and cash equivalents at end of year	$883.962	$2,124,795

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest	$59,546	$8,275
Cash paid during period for taxes	—	—
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Original purchase discount on notes	$154,266	$—
Common stock issued for acquisition	—	4,505,486
Common stock issued for conversion of shareholder notes and accrued interest	—	1,287,564
Common stock issued for investments	—	322,360
Settlement of notes receivable in exchange for intangible assets - related party	—	805,204
Equity instruments to be issued for acquisition of patent license	—	3,050,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS – NATURE OR ORGANIZATION

Unless the context otherwise requires, references to “we,” “our,” “us,” “Nexeon” or the “Company” in these Notes mean Nexeon MedSystems Inc, a Nevada corporation, on a consolidated basis with its wholly-owned subsidiaries, as applicable.

Organization and Operations

Nexeon MedSystems Inc was incorporated in the State of Nevada on December 7, 2015. Nexeon MedSystems Inc is a neuromodulation medical device manufacturing company. As a development stage enterprise, the Company’s primary purposes are to develop and commercialize our neurostimulation technology platform for the treatment of various disorders via electrical stimulation of tissues associated with the nervous system. The neurostimulation technology platform was acquired through the acquisition of Nexeon Medsystems Belgium, SPRL (“NMB”). During 2016, the Company formed the following wholly owned subsidiaries: Nexeon Medsystems Europe, SARL (“Nexeon Europe”), Nexeon Medsystems Puerto Rico Operating Company Corporation (“NXPROC”), and Pulsus Medical LLC. Nexeon Europe is the holding company for NXPROC and Nexeon Medsystems Belgium, SPRL (“NMB”). NXPROC is focused on advanced computational biology and deep learning utilization associated with the Internet of Medical Things technology. Pulsus Medical, LLC conducts research and development related to cardiovascular disease technology acquired in the acquisition of NXDE. On September 1, 2017, through its wholly-owned subsidiary Nexeon Europe, the Company completed the acquisition of NMB, along with NMB’s wholly owned subsidiaries Medi-Line and its holding company INGEST, SPRL (“INGEST”), which are incorporated under the laws of Belgium. INGEST is the holding company for Medi-Line. Medi-Line provides the medical device manufacturing expertise and experience needed to scale our business.  Medi-Line is a leading global source of innovative medical device solutions with existing customers that include Fortune 50 companies, neurostimulator companies, and the Company. On September 27, 2017 Nexeon Medsystems Inc began trading on the OTCQB stock exchange under the symbol NXNN.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Long-lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value, of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The Company recognized impairment losses in the amount of $74,483 during the year ended December 31, 2017.

Property and Equipment

Property and equipment are stated at cost. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized based upon the lesser of the term of the lease or the useful life of the asset and such expense is included in depreciation expense. Repair and maintenance costs are expensed as incurred. The Company capitalizes all furniture and equipment with cost greater than $1,000 and benefiting more than one accounting period in the period purchased.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share as required by Accounting Standards Codification subtopic 260-10, “Earnings per Share” (“ASC 260-10”). Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. Basic and diluted earnings per share were the same for the years ended December 31, 2017 and 2016, respectively as the Company has no dilutive securities.

Revenue Recognition

Revenues currently consist of single use medical devices for the medical and pharmaceutical sectors at Med-Line and pre-clinical neurostimulation device sales at NMB. We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable. The Company will record revenue when it is realizable and earned and the services have been rendered to the customers. Additionally, the Company will record revenue from the sale of its manufactured products and medical devices when the product is delivered to the customer.

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

The Company recognizes the amounts receivable in regard to the grants contracts at fair value when there is reasonable assurance that the contract amount will be received and that all the conditions of the specific contract will be complied with in order to properly match the reimbursements with the specific expenditures that the specific contract intends to reimburse. The Company recognizes the amounts received in accordance with the contracts as a reduction of research and development expenses over the periods necessary to match the contract on a systematic basis to the costs that it is intended to compensate. The Company records, on the balance sheet, Grants receivable upon meeting the criteria discussed above until cash is received. Where the Company receives payments in advance it is recorded as Advance grant payments on the balance sheet and relieved against research and development expense as the associated costs are incurred.

As of December 31, 2017, the Company has $804,152 in Grants receivable for project expenses invoiced and to be invoiced, but not yet paid which have been recorded as a reduction of research and development expense in the accompanying statement of operations and $935,817 in Advance payments received and yet to be expended.

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

Leases

Leases are reviewed and classified as capital or operating at their inception in accordance with ASC Topic 840, Accounting for Leases. For leases that contain rent escalations, the Company records monthly rent expense equal to the total amount of the payments due in the reporting period over the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent account, when presented on balance sheet.

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

During the years ended December 31, 2017 and 2016, the Company recognized stock-based compensation expense aggregating $319,057 and $82,284, respectively for common stock options issued to Company personnel, directors and consultants. Stock-based compensation consisting of restricted common stock issued to employees aggregating $127,247 and $0, respectively, and paid stock-based compensation consisting of restricted common stock issued to non-employees aggregating $610,893 and $171,500, respectively. During the years ended December 31, 2017 and 2016, the Company paid stock-based compensation, to affiliates aggregating $0 and $252, respectively.

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

NOTE 3 – BUSINESS COMBINATIONS

On September 1, 2017 (the “Acquisition Date”), the Company, through its wholly-owned subsidiary Nexeon Europe, completed the acquisition of NMB pursuant to the Acquisition Agreement entered into on January 10, 2017, between Rosellini Scientific, LLC (“RS”), a Texas limited liability company controlled by our Chief Executive Officer, William Rosellini, and Nexeon Europe (the “Acquisition”). RS was the sole shareholder of NMB owning 107,154 shares (the “Shares”). Pursuant to the Acquisition Agreement, RS granted to Nexeon Europe the exclusive and irrevocable right to purchase the Shares upon the terms and conditions set forth in the Acquisition Agreement (the “Right to Purchase”). The consideration for the Right to Purchase was US $1,000 (the “Acquisition Price”). Upon Nexeon Europe exercising the Right to Purchase, the Agreement was automatically deemed converted into and considered a share transfer agreement for the purchase of the Shares and the Acquisition Price became the Purchase Price of the Shares and was deemed to have been satisfied by Nexeon Europe to RS as of the date of the Acquisition Agreement.

Due to RS controlling both the Company and NMB, the acquisition has been recorded as a combination of entities under common control and the results of NMB for the years ended December 31, 2017 and 2016 are reported retrospectively on a consolidated basis in the Company’s financial statements.

Included in the acquisition of NMB, are its wholly-owned subsidiaries, Medi-Line and its holding company INGEST. On August 30, 2017, NMB acquired INGEST and Medi-Line for $1,648,240 (payable as €1,450,000 EUR cash) or $977,996 (€891,496 EUR) net of cash acquired. As part of the transaction, and prior to the acquisition, Nexeon Europe loaned NMB $970,400 (€818,075 EUR) pursuant to the existing loan agreement and promissory note, NMB secured a credit facility in the amount of $330,319 (€275,000 EUR) and Medi-Line loaned NMB $540,032 (€450,000 EUR). Payment of the purchase price included the settlement of a note payable in the amount of $120,007 (€100,000 EUR) and a dividend payable in the amount of $9,901 (€8,250 EUR) to the sellers of INGEST. The balance of the loan and all accrued interest related to the loan agreement and promissory note between Nexeon Europe and NMB along with the $540,032 (€450,000 EUR) loan from Medi-Line to NMB is eliminated through consolidation in the financial statements.

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

The acquisition of INGEST and Medi-Line was accounted for using the acquisition method and, accordingly, the results of operations of INGEST and Medi-Line were reported in the Company's financial statements beginning on August 30, 2017, the date of acquisition. The Revenue and Net loss reported in the financial statements for the combined INGEST and Medi-Line for the year ending December 31, 2017 were $2,972,993 and $116,974 respectively. Medi-Line incurred a charge in the amount of $168,933 related to a severance payment for a long-term employee that was terminated. In Belgium, severance payment requirements and accruals are administered by and mandated by the Belgian government and accrue based on time in service.

The following table presents the fair value of assets acquired and liabilities assumed as of the acquisition date on August 30, 2017, based on management’s preliminary allocation as well as the adjustments made up to December 31, 2017, based on the certified valuations:

	Preliminary	Final
	August 30 2017	December 31, 2017
Purchase price	$1,740,102	$1,740,102

Cash and cash equivalents	670,244	670,244
Inventory	2,224,907	2,100,668
Accounts receivable	1,384,957	1,384,957
Grants receivable	190,002	190,002
Other current assets	21,819	21,819
Property, plant and equipment	1,728,151	3,633,826
Software licenses	35,513	—
Note receivable	540,032	540,032
Intangible assets	445,585	2,150,000
Total Assets Acquired	7,241,210	10,691,548

Current liabilities	2,452,166	2,225,735
Deferred charges	12,244	12,244
Non-current liabilities	2,401,913	2,401,913
Total Liabilities Assumed	4,866,323	4,639,892

Net Assets Acquired	2,374,887	6,015,656
Goodwill	$(634,785)	$(4,311,554)

The acquisition of INGEST and Medi-Line resulted in approximately $4,311,554 of negative goodwill based on third-party valuations. The negative goodwill is recorded as a bargain purchase in other income on the statements of comprehensive income. The income related to the bargain purchase is not expected to be applicable for tax purposes.

Unaudited Pro forma Consolidated Results

The following table provides unaudited pro forma results of operations for the years ended December 31, 2017 and 2016, as if INGEST and Medi-line had been acquired as of January 1, 2016. The pro forma results include the effect of certain purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on the acquired tangible and intangible assets and the recognition of grant subsidies. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of INGEST and Medi-Line. Accordingly, such amounts are not necessarily indicative of the results if the acquisition had occurred on the dates indicated or which may occur in the future.

	December 31,
	2017	2016
Revenues	$7,880,467	$8,496,687
Net income (loss)	(1,837,096)	(504,113)
Net income (loss) per common share, basic and diluted	$(0.07)	$(0.03)

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained operating losses since inception and has an accumulated deficit of $3,743,438 at December 31, 2017. In addition, the Company does not have sufficient continuing revenue to cover its future operating expenses. The Company currently has limited liquidity and has not completed its efforts to establish an additional source of revenues sufficient to cover operating costs of the on-going neurostimulation research and development activities over an extended period of time. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern. The Company is seeking additional financing and for continue operations, but there is no guarantee such financing will be available or on terms favorable to the Company.

NOTE 5 – LOANS AND LEASES

Loans and leases consist of the following as of December 31, 2017:

Notes Payable

12.00% Senior Secured Convertible Promissory Note:

On August 21, 2017, Company entered into a securities purchase agreement with Leonite Capital, LLC (“LC”), a Delaware limited liability company to provide the Company with additional resources to conduct its business. Pursuant to the securities purchase agreement, LC purchased a unit consisting of (i) a note in the principal amount of $1,120,000 at an original issue discount of $120,000, (ii) warrants to purchase 500,000 shares of the Company’s common stock, and (iii) the commitment shares equaling 100,000 shares of the Company’s restricted common stock valued at $100,000 (the “Commitment Shares”). Interest is at the rate of 12.00% per annum and the maturity date is 24 months from the date of issue. The note is a senior secured obligation of the Company, with priority over all future indebtedness of the Company. LC shall have the right at any time at LC’s option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the note into fully paid and non-assessable shares of common stock or any shares of capital stock or other securities of the Company into which such common stock shall hereafter be changed or reclassified with a limitation of owning a maximum of 4.99% of outstanding common stock of the Company at time of conversion. The conversion price shall be, at the option of LC, $1.75, subject to a one-time re-pricing 275 days after the closing, or (ii) 80% multiplied by the price per share paid by the investors in a subsequent Equity Financing. An amount of $274,266 was recorded on the balance sheet as an original discount to the consist of $120,000 original discount, $100,000 in restricted common stock and $54,266 as the fair value of the warrants issued in the transaction. The $274,266 will be expensed as interest expense over the 24-month term of the loan. For the LC loan, $373,333 is recorded as Loans and lease payable- current portion and $746,667 is recorded as Loan and lease payable – long-term on the balance sheet. $137,136 of the original discount is recorded as Loans and lease payable- current portion and $91,419 is recorded as Loan and lease payable – long-term on the balance sheet.

1.27% Secured bank Loan:

On August 29, 2017, Medi-Line entered into a credit contract with CBC Banque in the original amount of approximately $2,036,362 (€1,700,000 EUR). The loan is secured by a mortgage on the Medi-Line manufacturing facility and carries an interest rate of 1. % per annum with a seven-year term having monthly payments of interest and principal of approximately $23,365 (€21,175 EUR). $281,013 of the outstanding balance is recorded as Loans and lease payable- current portion and $1,662,505 is recorded as Loan and lease payable – long-term on the balance sheet.

1.27% Secured Bank Loan:

On August 29, 2017, NMB entered into a credit contract with CBC Banque in the original amount of approximately $329,412 (€275,000 EUR). The loan carries an interest rate of 1.27% per annum with a seven-year term having monthly payments of interest and principal of approximately $4,103 (€ 3,425 EUR). The loan is secured by the shares of NMB. $45,458 of the outstanding balance is recorded as Loans and lease payable- current portion and $268,935 is recorded as Loan and lease payable – long-term on the balance sheet.

0.72% Secured Bank Loan:

On May 7, 2016, Medi-Line entered into a credit contract with CBC Banque in the original amount of approximately $68,781 (€57,420 EUR). The loan carries an interest rate of 0.72% per annum with a 48-month term having monthly payments of interest and principal of approximately $1,454 (€ 1,214 EUR). The loan is secured by the assets of Medi-Line. Proceeds of the loan were used to acquire manufacturing equipment. The loan is secured by the shares of NMB. $17,195 of the outstanding balance is recorded as Loans and lease payable- current portion and $26,028 is recorded as Loan and lease payable – long-term on the balance sheet.

Loan Subsidy:

NMB was awarded a loan subsidy through the Public Service of Wallonia in the amount of $598,665 (€499,779 EUR). Of the total amount awarded, $179,600 (€149,934 EUR) is categorized as loan with repayment amounts ranging from $5,986 and $23,947 annually from 2018 through 2032. The current portion of the liability is recorded as Loans and leases payable in the amount of $5,987 and $173,613 is included in long-term debt on the balance sheet. The award amounts in excess of the loan amount are invoiced for reimbursement and recorded as a credit to applicable research and development expenses.

Revolving Credit:

The Company has a revolving credit card with BB&T Financial with an outstanding balance of $13,313 as of December 31, 2017, a credit limit of $60,000 and a current APR of 25.4%, and a revolving credit card with Comerica Bank with an outstanding balance of $9,860 as of December 31, 2017, a credit limit of $11,000 and a current APR of 0%.

KBC Accounts Receivable Factoring Facility:

Medi-Line has an accounts receivable discounting agreement with KBC Commercial Finance for up to 85% of Medi-Line’s customer accounts receivables. The fee for the advances on receivables is the 2-month LIBOR plus 1.5% on annual basis. As of December 31, 2017, the outstanding balance on the credit facility was $49,018 and is recorded as Loans and lease payable- current portion on the balance sheet.

0.72% Secured Line of Credit:

Medi-line also has an unsecured line of credit with CBC Banque in the amount of approximately $89,840 (€75,000 EUR). The outstanding balance of this credit line as of December 31, 2017 is $0. The line of credit is secured by the assets of Medi-Line.

Capital Leases

Building Lease:

Medi-Line has a capital lease payable in the amount of $749,337 to KBC Vendor Lease. On December 13, 2005, Medi-Line entered into a capital lease facility for the financing of the manufacturing facility construction in the amount of $3,425,880 (€2,860,000 EUR) with a 15- year term. Quarterly lease payments excluding VAT are $46,730 (€39,011 EUR). The Company has the right to purchase the building at the end of the lease term for three percent (3%) of the original lease amount. $186,936 of the outstanding balance is recorded as Loans and lease payable- current portion and $562,401 is recorded as Loan and lease payable – long-term on the balance sheet.

Equipment Lease:

NMB has a capital lease payable in the amount of $21,502, which is record as Loans and lease payable- current portion, to Biotech Coaching S.A. On February 4, 2015, the Company entered into a sale-leaseback transaction with Biotech Coaching S.A. for the sale and lease in the original amount of $131,765 (€110,000 EUR) for medical and clean-room equipment. In March 2015, the Company commenced leasing the equipment with a 36-month term. Monthly lease payments excluding VAT are $3,824 (€3,192 EUR). The Company has the right to purchase the equipment at the end of the lease term for a residual value of $1,298 (€1,318 EUR).

Carrying Amount
Long-Term Debt
12.00% Senior Convertible Secured Note, amortization begins 2018, 2019 maturity	$1,120,000
1.27% Secured Bank Loan, monthly amortization, 2024 maturity	1,943,518
1.27% Secured Bank Loan, monthly amortization, 2024 maturity	314,393
0.72% Secured Bank Loan, monthly amortization, 2020 maturity	43,223
Loan Subsidy, amortization begins 2018, 2032 maturity	179,600
Revolving Credit	23,173
KBC Accounts Receivable Factoring	49,018
Capitalized Building lease	749,337
Capitalized Equipment lease	21,502
Less: original purchase discount, net of amortization	(228,555)
Total debt	4,215,209
Less: current portion of debt, net of original discount current portion	(866,479)
Total long-term debt	$3,348,730

Aggregate maturities of long-term obligations commencing in 2018 are:

	2018	2019	2020	2021	2022	After 2022
Loans and notes	$658,041	1,009,136	349,620	351,253	355,518	720,802
Capital leases	208,438	187,201	187,467	187,733	—	—
Total	$866,479	1,196,337	537,087	538,986	355,518	720,802

NOTE 6 – INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the year ended December 31, 2017 and 2016. The effective income tax rate for the Company for both of the years ended December 31, 2017 and 2016 were 34% and 40%, respectively. Some of our subsidiaries generated income and we accrued income tax according to the Belgian corporate income tax rate, but some had a loss and no tax provision was recorded. The Belgium corporate income tax (“CIT”) is levied at a rate of 33% plus a 3% crisis tax, which is a sur-tax on the CIT amount, implying an effective rate of 33.99%. No state, region or municipal income tax is levied.

The Belgian government enacted in December 2017 a significant tax reform law. The new tax legislation contains several key tax provisions including the reduction of the corporate income tax rate from the current 33.99% to 29.58% in 2018 and 2019 and 25% from 2020. Additionally, the use of net operating losses which could previously offset 100% of taxable income is now limited to offset only 70% of taxable income. The Company will not have to pay additional current tax due to the enacted changes.

The reconciliation of income tax provision (benefit) at the U.S. statutory rate of 34% for the years ended December 31, 2017 and 2016 to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2017	2016

Income tax (benefit) at U.S. statutory rate	$(740,000)	$(636,000)
Tax rate difference between Belgium and U.S.	—	—
Permanent difference	(1,526,000)	—
Change in valuation allowance	2,266,000	636,000
Tax provision (benefit) at effective tax rate	$—	$—

The provision for income taxes are summarized as follows:

Years Ended December 31,
	2017	2016
Federal
Current	$—	$—
Deferred	—	—
Total income tax provision (benefit)	$—	$—

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of December 31, 2017 and 2016 are as follows:

	Years Ended December 31,
	2017	2016

Net loss carryforward U.S. – tax effect	$1,295,000	$—
Net loss carryforwards Belgium – tax effect	406,000	636,000
Less valuation allowance	(1,701,000)	(636,000)
Deferred tax asset, net of allowance	$—	$—

As of December 31, 2017, the Company has approximately $7,789,555 of net operating losses (“NOL”) carryovers to offset taxable income, if any, in future years which expire in fiscal 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to the NOL period because it is more likely than not that all of the deferred tax assets will not be realized.

The Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, and a reduction in the Belgian tax rate from 34% to 25%, resulting in a deferred tax expense of approximately $1,202,000 for the year ended December 31, 2017 that is still fully valued against as of December 31, 2017. This expense is attributable to the Company being in a net deferred tax asset position at the time of remeasurement. As the company maintains a full valuation allowance, this amount can be seen on the rate reconciliation as an adjustment to deferred tax asset and corresponding valuation allowance.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance. As a result, we have recorded no income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The deferred tax expense recorded in connection with the remeasurement of deferred tax assets is a provisional amount and a reasonable estimate at December 31, 2017 based upon the best information currently available. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

NOTE 7 – PROPERTY PLANT and EQUIPMENT

Property Plant and equipment at cost and accumulated depreciation as of December 31, 2017 and 2016 were:

	Estimated useful lives	December 31, 2017	December 31, 2016
Land		$96,884	$—
Capitalized building	39 years	3,017,552	—
Machinery and equipment	5 to 15 years	677,734	149,204
Total property plant and equipment – gross		3,792,170	149,204
Less: accumulated depreciation		(222,338)	(79,850)
Total property plant and equipment – net		$3,569,832	$69,354

Property plant and equipment depreciation expense for the years ended December 31, 2017 and 2016 was $127,677 and $38,962, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets that have finite useful lives are amortized over their estimated useful lives. Intangible assets as of December 31, 2017 and 2016 are as follows:

	Estimated useful lives	December 31, 2017	December 31, 2016
Intangible assets with definitive lives:
Patents, licenses and intellectual property	4 to 20 years	$10,363,097	$10,313,660
Fair value of customer relationships at acquisition	10 years	600,000	—
Less: accumulated amortization		(1,773,605)	(601,570)
Patents, licenses and intellectual property – net		9,189,492	9,712,090

Intangible assets with indefinite lives:
Fair value of trade secrets and know-how at acquisition		1,550,000	—

Total intangible assets – net		$10,739,492	$9,712,090

Intangible asset amortization expense for the years ended December 31, 2017 and 2016 was $1,170,032 and $597,960, respectively.

NOTE 9 – INVENTORIES

Inventory balances as of December 31, 2017 and 2016 are as follow:

	December 31, 2017	December 31, 2016
Raw materials and supplies	$1,811,749	$—
Work in process	334,322	—
Finished goods	60,499	—
Total inventories	$2,206,570	$—

NOTE 10 – SEGMENTS OF BUSINESS

The Company operates in two distinct business segments within the medical device industry; manufacturing and neurostimulation. The manufacturing segment includes the manufacturing operations of our wholly-owned subsidiary Medi-Line located in Angleur (Liege) Belgium. The neurostimulation segment includes development, manufacturing, and commercialization of neurostimulation technology. Operations for the neurostimulation segment are conducted in the United States, Puerto Rico, Belgium and Germany. Other items of revenue, not directly related to manufacturing or neurostimulation revenues are categorized as other operating income. Other operating income and expenses not directly related to a specific segment are identified as Income (expense) not allocated to segments.

	Revenue		Long Lived Assets
	2017	2016	2017	2016
Manufacturing	$2,932,664	$—	$3,535,516	$—
Neurostimulation	291,750	1,456,038	8,643,118	9,780,556
Other	78,361	38,843	2,130,690	888
Consolidated total	$3,302,775	$1,494,881	$14,309,324	$9,781,444

	Income Before Tax		Identifiable Assets
	2017	2016	2017	2016
Manufacturing	$(31,698)	$—	$7,803,409	$—
Neurostimulation	(6,117,404)	(673,117)	9,421,311	10,141,459
Other	3,971,461	(129,346)	3,126,724	2,270,388
Consolidated total	$(2,177,641)	$(802,463)	$20,351,444	$12,411,847

	Additions to Property Plant and Equipment		Depreciation and Amortization
	2017	2016	2017	2016
Manufacturing	$50,495	$—	$74,344	$—
Neurostimulation	11,172	31,581	1,203,169	636,822
Other	—	986	20,197	99
Consolidated total	$61,667	$32,567	$1,297,710	$636,921

NOTE 11 – EQUITY

Common Stock Issuances

During the year ended December 31, 2017, the Company issued an aggregate of 715,667 shares of the Company’s restricted common stock for certain legal, corporate structuring and research and development consulting services rendered by third-party consultants. The foregoing shares were valued at $610,893.

On March 17, 2017, the Company offered to current warrant holders who participated in the 2016 Private Placement which closed on December 2, 2016, the opportunity to convert their warrants into common stock of the Company on the following terms (the “Warrant Conversion Offer”). The offer terms included the exercise of seventeen (17) warrants for seventeen (17) shares of the Company’s common stock at an exercise price of $0.01 per share for every one hundred (100) warrants owned. The remaining eighty-three (83) warrants per hundred warrants owned would be cancelled. The offer was on an all-or-nothing basis to convert all warrants held by each warrant holder (the “Warrant Conversion Offer”). Pursuant to the offer, 593,598 warrants have been exercised for an aggregate of 593,598 shares of the Company’s common stock and 2,898,151 warrants were cancelled in connection with the Warrant Conversion Offer. The total proceeds from the exercise of the 593,598 warrants pursuant to the Warrant Conversion Offer were $5,936.

The Company conducted the 2017 Private Placement, which closed on July 20, 2017 for up to 2,000,000 shares of common stock to accredited investors only. Pursuant to which it would receive up to $2,500,000 in proceeds. The shares of common stock were offered at $1.25 per share. The Company received $1,165,000 from the sale of common stock and issued 932,000 shares of common stock.

On December 15, 2016, Mr. Rosellini sold, assigned, and transferred all his right, title, and interest in and to the license owned by him related to the Siemens Patents to the Company pursuant to a Patent License Asset Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, during the year ended December 31, 2017, 3,050,000 shares of the Company’s restricted common stock were issued to Mr. Rosellini valued at $3,050,000. See Note 13 – Related Party Transactions, Patent License Agreement (Siemens Patents) and Patent License Asset Purchase Agreement to the Consolidated Financial Statements included herein.

On August 21, 2017, the Company entered into a securities purchase agreement with LC to provide the Company with additional resources to conduct its business. Pursuant to the SPA, the Company issued to LC the Commitment Shares as consideration for entering into the SPA with the Company. The shares were valued at $100,000.

On September 28, 2017, the Company issued 24,000 shares of common stock to an individual subscriber of the 2016 Private Placement. $20,000 of the subscription was previously recorded in Equity Instruments to be Issued. The remaining $4,000 of the subscription was deposited and the shares were transferred to common stock and Additional paid in capital on the balance sheet. The shares were valued at $24,000.

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

On October 9, 2017, the Company issued 81,035 shares of the Company’s restricted common stock to RS, a company controlled by our Chief Executive Officer, William Rosellini, as repayment for 81,035 shares of the Company’s restricted common stock RS loaned to NMB for payment of outstanding vendor invoices. On December 29, 2017 an additional 61,884 shares of the Company’s restricted common stock were issued to RS in settlement for a cash loan to NMB from RS and for an adjustment to the market value of the 81,035 shares described above per the debt repayment agreement dated December 29, 2017. In total, the 142,919 shares were valued $119,746.

On November 22, 2017, Michael Rosellini exercised his right to purchase 200,000 shares of the Company’s restricted common stock. The cashless exercise pursuant to the warrant was elected and the Company issued 12,500 shares of restricted common stock pursuant to the exercise.

On December 7, 2017, 56,000 shares originally issued to Ron Conquest were cancelled pursuant to a Resignation and Release agreement dated November 7, 2017.

On December 29, 2017, the Company issued to Michael Rosellini 77,008 shares of the Company’s restricted common stock as repayment for a loan to the Company per the loan agreement dated December 29, 2017. The shares were valued at $48,130. Michael Rosellini is a shareholder of the Company and father of our Chief Executive Officer.

On August 21, 2017, the Company offered to current employees the opportunity to purchase shares of the Company’s restricted common stock for a discount through payroll deductions. As of the date of this filing, 203,635 shares of the Company’s restricted common stock were issued. The shares were valued at $127,247.

Related to the Merger with NXDE, 1,659,943 shares of the Company’s common stock were recorded as issued as of the closing of the merger. The Company had been unsuccessful in contacting five NXDE preferred stock holders and issuing 77,725 shares of the Company’s stock. In 2017, these shares are valued at $77,725 and have been adjusted from Common stock and Additional paid in capital to Equity instruments to be issued until these shares can be issued. On October 25, 2017, the Company issued 11,886 shares of the Company’s common stock to one of the five beneficial owners. The value of these shares is $11,886. As of December 31, 2017, 65,839 shares remain unissued and recorded as Equity instruments to be issued.

The issuance of the above securities was deemed to be exempt from the registration requirements of the Securities Act, by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

Warrants

On February 1, 2016, the Company initiated a private placement for the sale of up to 5,500,000 units at $1.00 per Unit (the “2016 Private Placement”). Each Unit consists of one share of restricted common stock and one warrant to purchase one additional share of restricted common stock. The 2016 Private Placement was closed on December 2, 2016. The warrants have an exercise price of $2.00 per share and expire 36 months from the date of issue. The warrants have limited transferability to an affiliate of the holder only, cannot be sold as a warrant and do not contain cashless exercise provisions.

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

As of December 31,2017, 593,598 warrants have been exercised for an aggregate of 593,598 shares of the Company’s common stock and 2,898,151 warrants were cancelled in connection with the Warrant Conversion Offer and 660,761 warrants are outstanding related to the 2016 Private Placement. 24,000 of the outstanding 660,761 warrants were issued in the year ended December 31, 2017 upon completion of the subscription agreement by an individual subscriber of the 2016 Private Placement.

On August 21, 2017, the Company entered into a securities purchase agreement with LC to provide the Company with additional resources to conduct its business. Pursuant to the SPA, the Company issued to LC warrants to purchase 250,000 shares of the Company’s common stock with an exercise price of $2.50 per share purchased and having a 2-year term and issued warrants to purchase 250,000 shares of the Company’s common stock with an exercise price of $3.00 per share purchased and having a 5-year term. The options were valued at $54,266 using the Black-Scholes option pricing model using a risk-free rate of 1.33%, expected volatility of 44.45%, expected life of 2 and 5 years, far value of the Company’s common stock of $1.25 with no expected dividends.

In connection with the securities purchase agreement with LC, Michael Rosellini, a shareholder in the Company and father of the Company’s CEO William Rosellini, provided a personal guarantee in the amount of $1,120,000 to induce LC to make the loan to the Company and accept the promissory note in the amount of $1,120,000. As consideration for providing the personal guarantee, the Company issued Michael Rosellini warrants to purchase 200,000 shares of the Company’s common stock with an exercise price of $1.50 per share purchased and having a 2-year term. The options were valued at $35,924 using the Black-Scholes option pricing model using a risk-free rate of 1.33%, expected volatility of 44.45%, expected life of 2 years, far value of the Company’s common stock of $1.25 with no expected dividends. Note 13 –Related Party Transactions Warrants Issued for Personal Guarantee.

On November 22, 2017, Michael Rosellini exercised his right to purchase 200,000 shares of the Company’s restricted common stock. The cashless exercise pursuant to the warrant was elected and the Company issued 12,500 shares of restricted common stock pursuant to the exercise.

As of December 31, 2017, 793,598 warrants have been exercised and 2,898,151 warrants have been cancelled.

As of December 31, 2017, a total of 1,160,761 shares of common stock of the Company have been reserved for issuance upon exercise of the warrants.

Options Grants – 2016 Plan

The Company may, from time to time, issue certain equity awards pursuant to our 2016 Plan. The 2016 Plan was adopted by our Board of Directors on January 2, 2016 and was subsequently approved by our shareholders. The Company reserved 5,000,000 shares of common stock for issuance pursuant option grants under the 2016 Plan.

During the year ended December 31, 2017, the Company issued stock options to purchase a total of 1,895,200 shares of the Company’s common stock under the 2016 Plan, with exercise prices ranging from $1.00 to $2.00 per share and cancelled 677,000 shares with an exercise price of $1.00, as follows:

(i)	Granted to the Chief Science Officer of Nexeon Medsystems Puerto Rico Operating Company Corporation, a wholly owned subsidiary of the Company, 100,000 incentive stock options to purchase 100,000 shares of common stock, with an exercise price of $1.00 per share. The options vest in monthly increments of 8,333 options per month for 11 months and 8,337 options shall vest in the 12th month, with the three-year term for each option beginning upon each date of vesting. And granted 325,000 nonqualified stock options to purchase 325,000 shares of common stock, with an exercise price of $1.00 per share. The options vest in monthly increments of 27,083 options per month for 11 months and 27,087 options shall vest in the 12th month, with the three-year term for each option beginning upon each date of vesting. The fair value of the options was determined to be $113,073 using the Black-Scholes Option Pricing Model. The total 425,000 options were cancelled as of September 28, 2017 pursuant to the amended employment agreement with the executive.

(ii)	Granted to a Director appointed to the Board of Directors nonqualified stock options to purchase a total of 50,000 shares of common stock, in four grants of 12,500 each, with a weighted average exercise price of $1.45 per share. The options are immediately exercisable, and each option grant expires four years from the date of grant. The fair value of the options was determined to be $20,679 using the Black-Scholes Option Pricing Model.

(iii)	Granted to a second Director appointed to the Board of Directors nonqualified stock options to purchase a total of 50,000 shares of common stock, in three grants of 12,500 each, with a weighted average exercise price of $1.45 per share. The options are immediately exercisable, and each option grant expires four years from the date of grant. The fair value of the options was determined to be $20,679 using the Black-Scholes Option Pricing Model.

(iv)	Granted to our Vice President, Sales and Marketing, an initial grant of 220,000 nontransferable incentive stock options to purchase 220,000 shares of common stock, with an exercise price of $1.25 per share. Each option shall expire 36 months from the date of vesting. The options shall vest at the rate of 6,111 options per month for a period of 35 months and 6,115 options shall vest in the 36th month. Vesting commences on the first day of the month following the Grant Date. The fair value of the options was determined to be $33,392 using the Black-Scholes Option Pricing Model.

(v)	Granted to a consultant of the Company nonqualified stock options to purchase a total of 150,000 shares of common stock, with an exercise price of $1.00 per share. The options shall vest at the rate of 50,000 options per year beginning on January 2, 2018, 50,000 options on January 2, 2019 and 50,000 options on January 2, 2020 and each option grant expires three years from the date of vesting. The fair value of the options was determined to be $35,917 using the Black-Scholes Option Pricing Model. The total 150,000 options were cancelled upon resignation of the consultant prior to vesting of the options.

(vi)	Granted to a consultant of the Company nonqualified stock options to purchase a total of 380,000 shares of common stock, with an exercise price of $1.00 per share. 84,448 options vested immediately and the remaining 295,552 options vest over 28 months at approximately 10,556 options per month from the grant date and each option grant expires three years from the date of vesting. The fair value of the options was determined to be $128,778 using the Black-Scholes Option Pricing Model.

(vii)	Three non-executive employees of NMB were granted stock options upon the acquisition of NMB by the Company. Stock options to purchase a total of 725,000 shares of common stock with an exercise price of $1.25 were granted. 161,104 options vested immediately and the remaining 563,896 will vest over 28 months from the grant date at approximately 20,138 per month and each option grant expires four years from the date of vesting. The fair value of the options was determined to be $204,532 using the Black-Scholes Option Pricing Model.

(viii)	Granted to a consultant of NMB nonqualified stock options to purchase a total of 25,200 shares of common stock, with an exercise price of $1.00 per share. The options vest at a rate of 2,100 per month and vesting commences on the first day of the month following the Grant Date and each option expires three years from the date of vesting. The fair value of the options was determined to be $6,706 using the Black-Scholes Option Pricing Model.

(ix)	On November 6th, 2017, Mark Bates resigned from his position as Chief Innovation Officer and member of the Board of Directors. Pursuant to the severance agreement between Dr. Bates and the Company, of the original grant of 252,000 options on April 1, 2016, 102,000 options were cancelled, and 150,000 options became fully vested.

The options were valued at $563,754 using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	1.56%
Expected life	3.41 years
Expected dividends	0.00%
Expected volatility	46.51%
Fair value of the Company's common stock	$1.14

Aggregate options expense recognized for the year ended December 31, 2017 was $319,057.

As of December 31, 2017, there were 1,319,800 shares available for grant under the 2016 Plan, excluding the 3,680,200 options outstanding.

As of December 31, 2017, there were 2,375,200 incentive stock options outstanding to purchase an aggregate of 3,680,200 shares of common stock and 1,305,200 non-qualified options outstanding to purchase an aggregate of 1,305,200 shares of the Company's common stock and 1,449,800 shares available for grant under the 2016 Plan.

Stock option activity, both within and outside the 2016 Plan, and warrant activity for the year ended December 31, 2017, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding December 31, 2016	2,332,000	$1.00	4,128,510	$2.00
Granted	2,025,200	1.14	724,000	2.38
Canceled	(677,000)	1.00	(2,898,151)	2.00
Expired	—	—	—	—
Exercised	—	—	(793,598)	0.39
Outstanding at December 31, 2017	3,680,200	$1.08	1,160,761	$2.32
Exercisable at December 31, 2017	1,480,400	$1.07	1,160,761	$2.32

The range of exercise prices and remaining weighted average life of the options outstanding at December 31, 2017 were $1.00 to $2.00 and 2.56 to 6.92 years, respectively.

The range of exercise prices and remaining weighted average life of the warrants outstanding at December 31, 2017 were $1.00 to $3.00 and 1.10 to 4.67 years, respectively.

NOTE 12 – 2016 OMNIBUS INCENTIVE PLAN

The 2016 Plan was adopted by our Board of Directors on January 2, 2016 and was subsequently approved by our shareholders. As of December 31, 2017, options to purchase a total of 3,680,200 shares of the Company's common stock were issued under the 2016 Plan, 2,685,200 with an exercise price of $1.00 per share and 945,000 with an exercise price of $1.25 per share and 25,000 with an exercise price of $1.80 per share and 25,000 with an exercise price of $2.00 per share. 454,656 options vested immediately upon grant and the remaining vest in varying amounts ranging from 100,000 annually to monthly increments ranging from 2,083 to 17,000 based on individual stock option agreements. The options have terms as follows: 1,705,200 options have a three-year term starting on each date of vesting, 825,000 options have a four-year term starting on each date of vesting, and 1,150,000 have an eight-year term starting on the date of vesting.

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

Shares Available under the 2016 Plan

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

NOTE 13 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, the Company had the following transactions with related parties.

Patent License Agreement (Siemens Patents) and Patent License Asset Purchase Agreement Shares Issued

During the year ended December 31, 2017, the Company issued to Mr. Rosellini 3,050,000 shares of the Company’s restricted common stock valued at $3,050,000 in connection with the Patent License Agreement. On September 29, 2016, William Rosellini, our Chief Executive Officer, a director and a majority shareholder of the Company, entered into a patent license agreement (the “License Agreement”) with Magnus IP GmbH, German corporation (“Magnus”). Pursuant to the terms of the License Agreement, Magnus granted to Mr. Rosellini, and his affiliates, a non-exclusive, non-transferable, non-assignable without the right to sublicense worldwide license to a portfolio of 86 patents, referred to herein as the “Siemens Patents”.

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

On December 15, 2016, Mr. Rosellini sold, assigned, and transferred all his right, title, and interest in and to the license owned by him related to the Siemens Patents to the Company pursuant to the Purchase Agreement. As consideration for the transfer of the Siemens Patents and the license related thereto, the Company paid to Mr. Rosellini the sum of $140,000 in cash and 3,050,000 shares of the Company’s restricted common stock valued at $3,050,000.

January 6, 2017 Stock Exchange Agreement

On January 6, 2017, the Company and RS, a company controlled by our CEO William Rosellini, entered into a stock exchange agreement. Subject to the terms and conditions set forth the stock exchange agreement, on the Effective Date, RS sold, transferred, and assigned to Nexeon all of its right, title and interest in and to 100 shares of common stock of MicroTransponder Inc., a Delaware corporation (the “MTI Shares”) in exchange for 389 shares of common stock of Emeritus Clinical Solutions, Inc. (formerly Telemend, Inc.), a Texas corporation, owned by Nexeon and Nexeon sold, transferred and assigned to RS 389 shares of common stock of Emeritus Clinical Solutions, Inc. in exchange for the 100 MTI Shares.

January 10, 2017 Acquisition Agreement

On January 10, 2017, RS, a company controlled by our CEO, William Rosellini, and Nexeon Europe, which is a wholly-owned subsidiary of the Company, and in the presence of NMB, entered into an acquisition agreement. RS is the sole shareholder of NMB owning 107,154 shares (the “NMB Shares”).

Pursuant to the acquisition agreement, RS granted to Nexeon Europe the exclusive and irrevocable right to purchase the NMB Shares upon the terms and conditions set forth in the acquisition agreement (the “Right to Purchase”). The consideration for the Right to Purchase is US $1,000 (the “Acquisition Price”). Nexeon Europe shall have the right to exercise the Right to Purchase commencing from the date of the acquisition agreement and terminating on December 31, 2017 (the “Acquisition Period”). In the event Nexeon Europe exercises the Right to Purchase, the acquisition agreement shall be automatically deemed converted into and considered a share transfer agreement for the purchase of the NMB Shares and the Acquisition Price shall be considered the purchase price of the NMB Shares and shall be deemed to have been satisfied by Nexeon Europe to RS as of the date of the acquisition agreement. If Nexeon Europe elects not to exercise the Right to Purchase on or before December 31, 2017, then the acquisition agreement shall become null and void and of no further force and effect.

On September 1, 2017, through its wholly-owned subsidiary Nexeon Europe, the Company completed the acquisition of NMB, along with NMB’s wholly owned subsidiaries Medi-Line and its holding company INGEST, which are incorporated under the laws of Belgium. INGEST is the holding company for Medi-Line. The option price of $1,000 is due and payable to RS and is recorded as Due to related party on the balance sheet as of December 31, 2017.

Warrant Conversion Offer

On March 21, 2017, the Company offered to current warrant holders who participated in the 2016 Private Placement which closed on December 2, 2016, the opportunity to convert their warrants into common stock of the Company on the following terms. The offer terms included the exercise of seventeen (17) warrants for seventeen (17) shares of the Company’s common stock at an exercise price of $0.01 per share for every one hundred (100) warrants owned. The remaining eighty-three (83) warrants per hundred warrants owned would be cancelled. The offer was on an all-or-nothing basis to convert all warrants held by each warrant holder. During the year ended December 31, 2017, the following officers, directors and related parties have converted warrants pursuant to the Warrant Exchange Offer, as follows:

Mark C. Bates, previously our Chief Innovation Officer and a Director, held 370,000 warrants and pursuant to the terms of the Warrant Conversion Offer, converted 62,900 warrants into 62,900 shares of common stock, with 307,100 warrants being cancelled. The 62,900 shares of common stock were value at $629.

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

Nuviant Medical, GmbH Waiver of Debt Agreement

On May 19, NMB entered into a Waiver of debt agreement to waive the outstanding loan balance and accrued interest outstanding pursuant to the September 21, 2015, loan agreement between NMB and Nuviant Medical, GmbH, a related entity to RS. The agreement waives the outstanding balance of the loan and accrued interest in the amount $171,946 and thereby waiving any right or action in respect to this debt. An expense had been recorded as bad debt on the statement of comprehensive income in the amount $174,252. During the year ended December 31, 2017 and prior to the waiver of debt agreement, NMB loaned Nuviant Medical, GmbH $59,027.

RS Loan of Nexeon MedSystems Inc Common Stock and Debt Repayment Agreement Dated December 29, 2017

On June 23, 2017, RS transferred 81,035 shares of restricted common stock of the Company to NMB. The shares were valued at $107,292. The loan is non-interest bearing and is to be re-paid to RS in Nexeon MedSystems Inc restricted common stock issued by the Company through an intercompany loan with NMB. The 81,035 shares were exchanged for outstanding payables to vendors of NMB in the amount of $107,292.

On October 9, 2017, the Company issued 81,035 shares of the Company’s restricted common stock to RS, a company controlled by our Chief Executive Officer, William Rosellini as repayment for 81,035 shares of the Company’s restricted common stock RS loaned to NMB for payment of outstanding vendor invoices. On December 29, 2017 an additional 61,884 shares of the Company’s restricted common stock were issued to RS in settlement for a cash loan to NMB from RS and for an adjustment to the market value of the 81,035 shares described above per the debt repayment agreement dated December 29, 2017. In total, the 142,919 shares were valued $119,746. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act, by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

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

On November 22, 2017, Michael Rosellini exercised his right to purchase 200,000 shares of the Company’s restricted common stock. The cashless exercise pursuant to the warrant was elected and the Company issued 12,500 shares of restricted common stock pursuant to the exercise.

Share Loan Agreement Dated December 29, 2017

On December 29, 2017, the Company issued 77,008 shares of restricted common stock pursuant to the share loan agreement with Michael Rosellini as repayment for a loan of 53,214 shares of registered common stock borrowed by the Company and used to pay certain vendors of the Company. The 77,008 restricted shares were valued at $48,130. Michael Rosellini is a shareholder of the Company and father of our Chief Executive Officer.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

NOTE 15 – CONCENTRATION

For the year ended December 31, 2017, two of our customers accounted for approximately 45% and 23% of sales. For the year ended December 31, 2016, one of our customer accounted for approximately 94% of sales.

For the year ended December 31, 2017, the company purchased approximately 13% of its products from one distributor, as compared to 2016 where no distributor accounted for more than 10% of product purchased.

For the year ended December 31, 2017, three of our customers accounted for 54%, 15% and 15% of accounts receivable, as compared to 2016 where no customer accounted for more than 10% of accounts receivable.

NOTE 16 – SUBSEQUENT EVENTS

On February 28, 2018, pursuant to the 2016 Plan, the Compensation Committee of the Board of Director’s approved the following stock options grants:

(i)	Granted to the Company’s Chief Executive Officer, incentive stock option to purchase up to 250,000 shares of common stock with an exercise price of $0.76 per share. 125,000 options vested immediately and the remaining 125,000 options vest on the anniversary of the grant date. Granted non-qualified stock options to purchase up to 900,000 shares of common stock with an exercise price of $0.76 per share. These options vest in equal monthly amounts of 37,500 beginning on March 1, 2018. Each option grant expires three years from the date of vesting. The fair value of the options was determined to be $226,009 using the Black-Scholes Option Pricing Model.

(ii)	Granted to the Company’s Chief Commercialization officer non-qualified stock options to purchase up to 57,000 shares of common stock with an exercise price of $0.76 per share. These options vested immediately on the grant date. The options expire eight years from the date of vesting. The fair value of the options was determined to be $12,855 using the Black-Scholes Option Pricing Model.

(iii)	Granted to the Company’s Chief Financial Officer, non-qualified stock options to purchase up to 40,000 shares of common stock with an exercise price of $0.76 per share. These options vested immediately upon grant date. Each option grant expires three years from the date of vesting. The fair value of the options was determined to be $9,021 using the Black-Scholes Option Pricing Model.

(iv)	Granted to the Vice President Sales and Marketing incentive stock options to purchase up to 11,000 shares of common stock with an exercise price of $0.76 per share. These options vested immediately on the grant date. The options expire three years from the date of vesting. The fair value of the options was determined to be $2,481 using the Black-Scholes Option Pricing Model.

(v)	Granted to non-executive employees incentive stock options to purchase up to 46,200 shares of common stock with an exercise price of $0.76 per share. 31,200 of these options vested immediately on the grant date and 15,000 vest in equal monthly amounts of 2,500 beginning on March 1, 2018. The options expire three years from the date of vesting. The fair value of the options was determined to be $10,420 using the Black-Scholes Option Pricing Model.

On February 23, 2018, Medi-Line’s line of credit with CBC bank was amended to increase the advance amount to €300,000 approximately $368,982 and structure the financing as a straight loan with an interest rate of 1.25% above the EURIBOR rate for the period the funds are drawn down. The €300,000 will be available for drawdown through April 30, 2018 at which point the facility will be reduced to €200,000 and further reduced €100,000 on May 31, 2018. The security includes a pledge of Medi-Line business assets in the amount of €300,000.

On March 8, 2018, the Company issued an aggregate of 23,744 shares of the Company’s restricted common stock for certain sales and marketing and software consulting services rendered by third-party consultants. The foregoing shares were valued at $14,840. 8,160 of these shares were issued to Daniel Powell, the Company’s Vice President Sales and Marketing. These shares were issued for services provided by Mr. Powell prior to his employment by the Company. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act, by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On March 31, 2018, pursuant to the 2016 Plan, the Company issued the following stock options per director’s agreements:

(i)	Granted to a director appointed to the Board of Directors nonqualified stock options to purchase a total of 12,500 shares of common stock with an exercise price of $0.865 per share. The options are immediately exercisable, and each option grant expires four years from the date of grant. The fair value of the options was determined to be $3,596 using the Black-Scholes Option Pricing Model.

(ii)	Granted to a second director appointed to the Board of Directors nonqualified stock options to purchase a total of 12,500 shares of common stock with an exercise price of $0.865 per share. The options are immediately exercisable, and each option grant expires four years from the date of grant. The fair value of the options was determined to be $3,596 using the Black-Scholes Option Pricing Model.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our accountants during the last two fiscal years, and we have not had any material disagreements with our existing accountants during that time.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Due to the recent acquisitions of foreign subsidiaries and integration of those entities, management is in the process of evaluating internal disclosure controls and procedures and as such, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective due to the lack of implementation of disclosure internal controls and procedures across all operating entities.

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

Management conducted an evaluation of the effectiveness, as of December 31, 2017, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective due to the recent acquisitions of foreign subsidiaries for which internal controls over reporting across all operating entities have not been implemented. Management is in the process of evaluating internal controls over financial reporting across all operating entities which can be effectively executed and monitored.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2017, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company as of April 5, 2018:

Name	Age	Position(s)

William Rosellini	38	Chairman and Chief Executive Officer
Brian Blischak	52	President and Chief Commercial Officer
Christopher R. Miller	49	Chief Financial Officer
Daniel Powell	42	Vice President Sales and Marketing
Kent J. George (1)(2)(3)	57	Director
Michael Neitzel (1)(2)(3)	38	Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of Nominating Committee

William Rosellini, JD, MBA

William Rosellini has served as Chief Executive Officer and as a Director of the Company since inception. Since 2005, Mr. Rosellini has served as Chairman of RS, which develops medical rehabilitation devices to support patients post-procedure. We believe that Mr. Rosellini is qualified to serve on our Board of Directors due to his role in founding the Company and in the development of its business strategy, as well as his experience developing medical devices. Rosellini, a former minor-league pitcher, holds five master's degrees in addition to a law degree. He previously founded and led Lexington Technology Group, LLC, a database company commercializing a database solution that was sold to Document Security Systems, Inc. (NYSE: DSS), Sarif Biomedical LLC, a stereotactic microsurgery company which was sold to Marathon Patent Group, Inc. (NASDAQ: MARA). Mr. Rosellini became a board member of Marathon Patent Group, Inc. in 2013 and resigned in 2016. He started Emeritus Medical, Inc, a clinical engineering services company in 2013 and sold it in 2016. Rosellini also founded Microtransponder in 2006 and in 2012, Mr. Rosellini left his position as CEO at Microtransponder. For a discussion of the conflicts of interest involved in Mr. Rosellini’s and other members of management’s other business endeavors see “Conflicts of Interest” below. Mr. Rosellini holds an MBA from the University of Texas System; MS in Accounting from The University of Texas System; an MS in Computational Biology from Rutgers, The State University of New Jersey; an MS in Neuroscience from The University of Texas; an MS of Regulatory Science from the University of Southern California; and a BA in Economics from the University of Dallas.

Brian Blischak, MS, MBA

Brian Blischak has served as the Company’s President and Chief Commercial Officer since December 1, 2016. Mr. Blischak has over 20 years of experience in the medical device field and 16 years of experience in neuromodulation serving in senior commercial operations and executive roles for ImThera Medical and St. Jude Medical.  Prior to his appointment as President and Chief Commercial Officer, Mr. Blischak served for four years as Senior Vice President of Sales and Marketing at ImThera Medical, Inc., a developer of an implantable neurostimulation system for sleep apnea.  Prior to that, Mr. Blischak spent twelve years in the St. Jude Medical Neuromodulation Division, where he led the commercialization and launch of two major deep brain stimulation product families consisting of over 20 products in more than 15 countries, including the patient recruitment efforts for two pivotal Investigational Device Exemption (“IDE”) studies for Parkinson's Disease and Essential Tremor and two IDE feasibility studies for major depressive disorder. Mr. Blischak holds a MS in Engineering and an MBA from The University of Texas at Austin and a BS in Engineering Physics from the University of Saskatchewan.

Christopher R. Miller

Mr. Miller served as Interim Chief Financial Officer of the Company commencing January 1, 2016 and was appointed as the Chief Financial Officer on December 1, 2016. Since 2002, Mr. Miller has been providing financial and business development consulting and interim CFO services, with a focus on early-stage companies. From 2006 to 2008, Mr. Miller provided public company valuation, financial modeling and due diligence services to Doherty & Company, LLC, a Los Angeles based broker-dealer specializing in venture capital, private equity funding, mergers and acquisitions advisory and valuations for early-stage companies. From June 2009 to June 2010, Mr. Miller served as a member of the Board of Directors of WindGen Energy, Inc. (WGEI.PK). Other than the foregoing, Mr. Miller does not currently, and has not for the last five years, served as a member of the Board of Directors for any public companies. Mr. Miller holds a BS in Finance from Arizona State University. Mr. Miller holds a B.S. degree in Finance from Arizona State University.

Daniel Powell

Mr. Powell has served as Vice President Sales and Marketing since June 26, 2017. Mr. Powell has over 20 years of experience working with advanced technology products, including 12 years in neuromodulation in various leadership roles for LivaNova (formerly Cyberonics, Inc.) and Abbott (formerly St. Jude Medical, Inc.). Prior to medical devices, Mr. Powell held professional consulting roles at EDS and KPMG LLP. Mr. Powell has deep expertise in medical device development and market development for neurological disorders including Parkinson’s Disease, Essential Tremor, Dystonia, Major Depressive Disorder, OCD and Epilepsy. From 2014 to 2016, Mr. Powell led global marketing for LivaNova’s flagship $315M VNS Epilepsy Therapy business. During Mr. Powell’s 2005 to 2014 tenure at St. Jude, he held key roles in the launch of DBS products in Europe, Australia, Latin America, and the Middle East, and led upstream marketing for all neurological implantable electronics. Mr. Powell earned a BA in Accounting from Texas A&M University.

Kent J. George, JD

Mr. George has served as a Director of the Company since January 1, 2017. Mr. George has been associated with Robinson & McElwee PLLC, a mid-Atlantic corporate law firm, since 1987.  Mr. George served as the Managing Member from 1999 through 2014 and has served as the Chief Executive Officer since 2014. With over three decades of experience in commercial transactions representing public and private companies, Mr. George has been recognized for his work in real estate by Chambers USA since 2014 and is AV peer-rated by Martindale-Hubbell. Mr. George’s practice focuses upon business transactions, including mergers and acquisitions, business litigation, arbitration and dispute resolutions and real estate transactions (retail, industrial, resort, lodging, and other commercial development projects). Mr. George holds a B.A. from Swarthmore College, a J.D. from the University of Chicago and a B.A. and M.A. (Law) from Oxford University.

Michael Neitzel, MBA

Mr. Neitzel has served as a Director of the Company since January 1, 2017. Mr. Neitzel has been with Cambridge Homes (“Cambridge”) since April 1, 2017 and currently serves as Director of Acquisition, where he leverages his 15 years of experience in real estate acquisition and development to support the company’s growth initiatives. Cambridge is a privately held homebuilder headquartered in Plano, Texas. Prior to Cambridge, Mr. Neitzel served as a Managing Partner for DartPoints Holdings, LLC (“DartPoints”) from January 2014 to March 2017, a data center construction and management firm. Mr. Neitzel currently sits on the Board of Managers for DartPoints. Prior to DartPoints, Mr. Neitzel was with Gehan Homes from 2009 until 2014, a privately held homebuilder headquartered in Dallas, Texas, and has held management positions for both public and private, large-scale building companies where his responsibilities included deal flow sourcing, acquisition, and development and delivery of subdivisions throughout Texas. Mr. Neitzel holds a B.A. in business administration from the University of Kansas and an MBA in finance from Southern Methodist University.

Legal Proceedings

During the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive, financial and accounting officers (or persons performing similar functions), a copy of which is filed as Exhibit 14.1 to the Company’s Form 10 Registration Statement filed with the SEC on July 6, 2016.

Board Composition and Election of Directors

Our Board of Directors is currently comprised of three members. Pursuant to our Articles of Incorporation and Bylaws, Directors shall hold office until the next annual meeting of the stockholders and until his or her successor shall be elected and qualified. Directors may be removed, with or without cause and from time to time, as provided by Chapter 78 of the Nevada Revised Statues then in effect. Our Nominating Committee reviews director candidates and proposes director nominees.

Indemnification of Directors and Officers

Our Officers and Directors are indemnified as provided by the Nevada Revised Statutes (“NRS”) and our Bylaws. Under the NRS, unless modified by a corporation’s Articles of Incorporation, a Director is not liable to a corporation, its stockholders, or creditors for damages unless the Director’s action or failure constituted a breach of fiduciary duty and such breach involved intentional misconduct, fraud, or a knowing violation of law. Our bylaws provide that we will indemnify our Directors and Officers to the fullest extent permissible under Nevada law if such person acted in good faith and in a manner which such person reasonably believed to be in, or not opposed to, the best interests of the Company and, with respect to any criminal action, had no reasonable cause to believe such conduct was unlawful. The Company has entered into Indemnification Agreements with each of its Directors, a copy of which is filed as Exhibit 10.07 of the Company’s Form 10 Registration Statement filed with the SEC on July 6, 2016.

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

Audit Committee, Compensation Committee and Nominating Committee

As of December 31, 2017, we have formed formal Audit, Compensation and Nominating Committees.

Audit Committee

The Audit Committee currently consists of two independent directors, Kent J. George, who serves as the committee chairperson, and Michael Neitzel, as well as one non-independent director, William Rosellini. Effective October 31, 2017 and November 6, 2017, Ron Conquest and Mark Bates, respectively, formally resigned from their positions as Vice-President of Finance and Chief Innovation Officer, respectively, and as members of the Board of Directors and the Audit Committee. Our Audit Committee met one time during 2017. All then current members were present.

The director independence rules of the NASDAQ Capital Market require listed companies to have an Audit Committee of at least three members, each of whom (in addition to satisfying other conditions) is an independent director. The Company’s Audit Committee currently has one non-independent member and, therefore, would not meet this NASDAQ Capital Market requirement.

We have determined that the Company does not have a member of its Board of Directors that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We also currently do not have a formal audit committee charter in compliance with, and as required by, Rule 5605(c)(1) of the NASDAQ Capital Market.

Compensation Committee

The Compensation Committee consists of two independent directors, Michael Neitzel, who serves as the committee chairperson, and Kent J. George. The compensation committee determines, or recommends to the full Board for determination, the compensation of the chief executive officer and all other executive officers. Effective October 31, 2017 and November 6, 2017, Ron Conquest and Mark Bates, respectively, formally resigned from their positions as Vice-President of Finance and Chief Innovation Officer, respectively, and as members of the Board of Directors and Compensation Committee. Our Compensation Committee met one time during 2017. All then current members were present.

We also currently do not have a formal compensation committee charter in compliance with, and as required by, Rule 5605(d)(1) of the NASDAQ Capital Market.

Nominating Committee

The Nominating Committee consists of two independent directors, Michael Neitzel, who serves as the committee chairperson, and Kent J. George. The Nominating Committee selects or recommends nominees for directors. The director independence rules of the NASDAQ Capital Market require listed companies independent directors to select or recommend nominees for directors. Independent directors serving on our nominating committee provides recommendations for directors, therefore, the Company meets this NASDAQ Capital Market requirement. Our Nominating Committee met three times during 2017.

Director Independence

As of December 31, 2017, our Board of Directors is currently composed of three members, two of whom, Kent J. George and Michael Neitzel, qualify as independent directors in accordance with the published listing requirements of the NASDAQ Capital Market. The NASDAQ Capital Market independence definition includes a series of objective tests, such as that the Directors are not, and have not been for at least three years, one of our employees and that neither the Directors, nor any of their family members, have engaged in various types of business dealings with us.

Conflicts of Interest

We did not have an Audit or Compensation Committee until January 1, 2017, thus, providing for a potential conflict of interest in that our Directors had the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions prior to the creation of such committees.

RS is a company wholly-owned by Mr. Rosellini which acquires interests in other companies such as Nexeon in exchange for RS assets. RS will not acquire any such properties in the future that are not first offered to Nexeon and voted on by its Board of Directors with Mr. Rosellini abstaining. There has been no conflict of interest between Nexeon and Nuviant because Nexeon’s patents were acquired from NXDE, a company with which Mr. Rosellini had no affiliation and because the majority of Nuviant’s assets were acquired from a European company with which Mr. Rosellini had no affiliation prior to the acquisition of the assets by Nuviant

RS functions as the personal holding company of Mr. Rosellini. In addition, RS has been the source of private funding as well as Federal and State Grants all of which benefit the Company. Mr. Rosellini’s work week averages 60 to 70 hours per week and approximately 10%, or 6 to 7 hours a week, are devoted to the business of RS. Regardless, Mr. Rosellini is devoting, at a minimum, in excess of 40 hours a week to the Company. Mr. Rosellini is fully aware of his fiduciary responsibilities and to the principles of the Corporate Opportunity Doctrine as they relate to the Company. There can be no assurance that a material conflict of interest will not occur in the future. In the event a potential conflict should occur, it will be fully disclosed to the Company’s Board of Directors for a determination by the Board as to the relevance and/or solution in order to avoid such potential conflict. As of the date of this filing, Mr. Rosellini, to the best of his knowledge and belief, is unaware of any material conflicts.

All potential or actual conflicts of interest for all of the Company’s officers and directors have been approved by the Board of Directors (with abstention by the conflicted Director) pursuant to our Code of Business Conduct and Ethics. Such Board approval for conflict of interest transactions is consistent with Nevada corporate law statutes.

Family Relationships

As of April 5, 2018, there are no family relationships of any kind among our Executive Officers, Directors or persons nominated or chosen by us to become Executive Officers or Directors.

Emily Hamilton, MD serves as the Director of Emerging Therapy for NXPROC. Dr. Hamilton is the wife of our CEO, William Rosellini.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.   Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined. In addition, having one person serve as both Chairman and Chief Executive Officer eliminates potential for confusion and provides clear leadership for the Company, with a single person setting the tone and managing our operations. The Board oversees specific risks, including, but not limited to:

●	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

●	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

●	reviewing annually the independence and quality control procedures of the independent auditors;

●	reviewing, approving, and overseeing risks arising from proposed related party transactions;

●	discussing the annual audited financial statements with the management;

●	meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management; and

●	monitoring the risks associated with management resources, structure, succession planning, development and selection processes, including evaluating the effect the compensation structure may have on risk decisions.

Board of Directors Meetings and Attendance

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held nine meetings in 2017.  All Board members were present at all of the meetings with the exception of one meeting. During that meeting, the board member’s consent was provided.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, requires the Company’s officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes of ownership with the SEC. Officers, directors and beneficial owners of more than 10% of the Company's common stock are required by SEC regulations to furnish the Company with copies of all reports that they file with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during fiscal 2017 its current officers, directors and beneficial owners of more than 10% of the common stock complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The tables below summarize all compensation awarded to, earned by, or paid to our Executive Officers for all services rendered in all capacities to us for the fiscal period(s) indicated.

Summary Executive Compensation

						Non-equity	Nonqualified
						incentive	deferred
				Stock	Option	Plan	compensation	All other
		Salary	Bonus	Awards	Awards	compensation	earnings	compensation	Total
Name and Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

William Rosellini	2017	$2	$—	$—	$—	$—	$—	$—	$2
Chief Executive Officer	2016	$—	$10,000	$—	$—	$—	$—	$—	$10,000

Brian Blischak	2017	$250,000	$28,000	$—	$—	$—	$—	$15,956	$293,956
President & Chief Commercial Officer	2016	$20,833	$—	$—	$356,343	$—	$—	$—	$377,176

Mark C. Bates	2017	27,000	—	—	—	—	—	—	27,000
Former Chief Innovation Officer (Resigned effective November 6, 2017)	2016	$9,900	$—	$—	$47,056	$—	$—	$—	$56,956

Ronald Conquest	2017	155,000	—	—	—	—	—	10,199	165,199
Former Executive Vice President of Finance (Resigned effective October 31, 2017)	2016	$81,500	$—	$—	$—	$—	$—	$6,500	$88,000

Elizabeth Rosellini	2017	—	—	—	—	—	—	—	—
Former Vice President of Clinical Affairs (Resigned effective December 31, 2016)	2016	$20,000	$—	$—	$—	$—	$—	$—	$20,000

Christopher Miller	2017	125,000	—	—	—	—	—	6,750	131,750
Chief Financial Officer	2016	$21,577	$	$252	$66,234	$—	$—	$—	$88,063

Daniel Powell	2017	89,931	—		33,392	—	—	16,359	139,686
Vice President Sales and Marketing	2016	$—	$—	$—	$—	$—	$—	$—	$—

Summary Director Compensation

The following table provides information with respect to the total compensation granted to our directors for services as a director as of December 31, 2017.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

William Rosellini	2017	$—	$—	$—	$—	$—	$—	$—
	2016	—	—	—	—	—	—	—

Mark Bates*	2017	9,000	—	—	—	—	—	9,000
	2016	—	—	—	—	—	—	—

Ron Conquest**	2017	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—

Kent J. George	2017	16,000	20,679	—	—	—	—	36,679
	2016	—	—	—	—	—	—	—

Michael Neitzel	2017	16,000	20,679	—	—	—	—	36,679
	2016	—	—	—	—	—	—	—

*	Resigned effective November 6, 2017
**	Resigned effective October 31, 2017

On January 1, 2017, the Company entered into a director services agreement with each of Kent J. George and Michael Neitzel. The director services agreements for Mr. George and Mr. Neitzel include the following terms:

Compensation

Director’s Fees. Starting effective with the date on which the Board of Directors passes a resolution authorizing the Company to pay its directors an annual director’s fee, payable in arrears in quarterly installments at the end of each calendar quarter during which a director has served as a director for the Company. The 2017 director’s fee shall be $3,000 per quarter.

Director’s Options. At the end of each three (3) month period that the director serves as a director of the Company, the Company will grant to the director an option to purchase Twelve Thousand Five Hundred (12,500) shares of the Company’s restricted common stock, at a price equal to One Dollar ($1.00) per share or in the alternative, the price per share of the Company’s then current market price per share. The term of each option shall be for a period of four (4) years from the date of issue of each option.

Expenses. The Company will reimburse the director for all reasonable out of pocket expenses incurred by the director in acting as director, subject to the director providing reasonable documentation and subject to the Company’s policies regarding such expenses, provided further that it is anticipated that such expenses shall primarily consist of travel expenses to Board meetings, or such other expenses discussed and approved by the Company’s CEO and/or Board of Directors.

Assignment of Intellectual Property and Limited Non-Competition

Assignment of Intellectual Property. Director agrees to assign and hereby assigns to the Company any and all rights, improvements, and copyrightable or patentable subject matter and other intellectual property relating to the Company business, which Director conceives or develops, either alone or with others, or which otherwise arise during the term of Director providing management services to the Company and for a period of six (6) months thereafter.

Limited Non-Competition. For a period of eighteen (18) months after the director ceases to be a director of the Company, the director shall not become, directly or indirectly, an employee of, or provide consulting services for, or have any ownership interest in, any other business entity that manufactures or sells “Competitive Products”. As used herein, “Competitive Products” means: any product which the Company develops or acquires the right to sell from time to time during the term of the Agreement.

Term. Director’s term shall be until either (i) the director resigns as a director of the Company, (ii) the majority of the members of the Company’s Board of Directors vote to remove director as a director of the Company, or (iii) a majority of the shareholders of the Company vote to elect a Board of Directors consisting of directors other than the director.

Employment Agreements

William Rosellini

The Company currently does not have a formal employment agreement with William Rosellini in his executive capacity as Chief Executive Officer.

Pursuant to the Contribution Agreement between the Company and RS, any compensation paid by the Company for Mr. Rosellini’s services will be made directly to his wholly owned company, RS.

Brian Blischak

Effective December 1, 2016, the Company executed an employment agreement with Brian Blischak in his capacity of President and Chief Commercial Officer. The term of the employment agreement is four (4) years and may automatically be extended for one additional year. Upon expiration of the term of the employment agreement, Mr. Blischak shall remain an “at will” employee of the Company but shall still be subject to and bound by the terms of the employment agreement. The employment agreement provides that Mr. Blischak will have a minimum annual base salary of $250,000. The base salary shall not include any benefits made available to Mr. Blischak or any contributions or payments made on his behalf pursuant to any employee benefit plan or program of the Company, including any health, disability or life insurance plan or program, 401(k) plan, cash bonus plan, stock incentive plan, retirement plan or similar plan or program of any nature.

Benefit Programs. Mr. Blischak shall be eligible to participate in various company benefit programs, as they become available, pursuant to the terms of the Company’s applicable benefit plans and policies available to other similarly situated employees of the Company. In addition, the Company shall establish and maintain a Health Reimbursement Account (Section 105 Plan) (“HRA”) for the benefit of Mr. Blischak and his immediate family. During the term of the Employment Agreement and until Company makes available a health insurance benefit that Mr. Blischak deems superior to this arrangement, the Company shall contribute $1,350 per month to Mr. Blischak’s HRA account. Mr. Blischak will draw upon this account to pay for health insurance premiums, deductibles, co-payments and any other health care expenses permitted by the HRA Plan (“Health Costs”), and unused funds shall roll forward until thirty (30) days after his employment terminates for any reason, at which time any remaining funds would revert to the Company. The amount of Company’s contribution to the HRA shall be reviewed and increased effective January 1 of each year of the Employment Agreement to reflect changes in Health Costs and the cost of health insurance available to Mr. Blischak and his immediate family.

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

Termination without Cause or Change in Control. In the event that Mr. Blischak’s employment is terminated by the Company without Cause or as a result of a Change in Control (as defined in the employment agreement), Mr. Blischak will receive severance compensation pursuant to the following formulas:

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

Christopher R. Miller

Effective December 1, 2016, the Company entered into an employment agreement with Christopher R. Miller. The term of the Contract is for three (3) years. The employment agreement shall automatically renew for an additional one-year term. The employment agreement provides that Mr. Miller will have an annual base salary of (i) $125,000 per year from December 1, 2016 through December 31, 2017; (ii) $150,000 per year from January 1, 2018 through December 31, 2018; and (iii) $175,000 per year from January 1, 2019 through December 31, 2019.

Benefit Programs. Mr. Miller shall be eligible to participate in various company benefit programs, as they become available, pursuant to the terms of the Company’s applicable benefit plans and policies available to other similarly situated employees of the Company.

Bonus. In addition to the annual base salary described above, Mr. Miller shall also be eligible for an annual performance-based bonus of 20% of his annual base salary, to be earned by satisfactorily meeting criteria established by the Company’s Chief Executive Officer and approved by the Compensation Committee of the Board of Directors prior to March 1 each year. Mr. Miller will receive the full 20% bonus amount if such criteria are satisfactorily met. In the event that Mr. Miller’s performance exceeds this standard, he may be considered for a bonus in an amount larger than 20%. In the event that his performance falls short of this standard, he may receive less than the full bonus percentage. A minimum of 70% of the annual bonus compensation shall be paid in cash, and the balance shall be paid in unrestricted common stock of the Company, or such other mutually agreeable consideration. During the term of the Contract, the yearly annual bonus shall be paid within sixty (60) days of the calendar year end. In the event the employment agreement is terminated by the Company or Mr. Miller terminates his employment under the Employment Contract, Mr. Miller will earn the base salary prorated to the date of termination. The prorated base salary will be based on a thirty (30) day calendar month.

Stock Options. Upon execution of the employment agreement, Mr. Miller was granted stock options to purchase 306,000 shares of the Company’s restricted common stock pursuant to the Company’s 2016 Plan. The option shares vest at the rate of 8,500 shares per month for a period of thirty-six (36) months. The option shares exercise price is $1.00 per share. Any option shares that have not yet been vested as of the date of the end of the term of the employment agreement shall be subject to forfeiture.

Stock Award. In January 2016, the Company issued to Mr. Miller 252,000 shares of the Company’s restricted common stock for prior and then ongoing consulting services. On the effective date of the employment agreement, 148,000 shares were vested and the remaining 104,000 shares will vest at the rate of 8,000 shares per month for a period of thirteen (13) months.

Termination.

Death or Disability. In the event that Mr. Miller’s employment terminates due to his death, the employment agreement provides that his estate shall receive severance benefits equivalent to thirty (30) days of Mr. Miller’s base salary. In the event that Mr. Miller’s employment terminates due to his Disability (as defined in the employment agreement), the employment agreement provides that he will receive severance benefits equivalent to ninety (90) days of Mr. Miller’s base salary.

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

Termination for Good Reason. In the event that Mr. Miller terminates his employment with the Company for Good Reason (as defined in the employment agreement), he will receive a severance payment equivalent to ninety (90) days of base salary.

Release of Claims. As a condition to receiving any severance, Mr. Miller must execute a full general release satisfactory to the Company, releasing all claims, known or unknown that Mr. Miller may have against the Company arising out of or in any way related to his employment or termination of employment with Company prior to receipt of the severance package.

Daniel Powell

Effective June 26, 2017, Mr. Powell accepted the Company’s offer of employment as Vice President of Sales and Marketing. The employment is defined as “at-will” with regard to the term. The offer provides that Mr. Powell will have an annual base salary of $175,000 per year.

Benefit Programs. Mr. Powell is eligible to participate in the Company’s Health Reimbursement Plan and receive reimbursement through the HRP of up to $1,350.00 per month which may be used for approved healthcare reimbursements. Mr. Powell is entitled to take up to twenty (20) days paid vacation each calendar year and is entitled to receive additional benefits as an employee of the Company as they become available included any bonus plan.

Stock Options. Upon acceptance of the offer of employment, Mr. Powell was granted stock options to purchase 220,000 shares of the Company’s restricted common stock pursuant to the Company’s 2016 Plan. The option shares vest at the rate of 8,461 shares per month for a period of thirty-six (36) months. The option shares exercise price is $1.25 per share. Effective with the date that Mr. Powell ceases to be an employee of the Company, or one if its subsidiaries, all unvested options shall expire and be of no further force of effect.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2017, the Company had 1,708,000 outstanding equity awards made to our executives.

The following table sets forth information regarding each unexercised options held by each of the Company’s named executive officers as of December 31, 2017:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

William Rosellini	—	—	$—	—

Brian Blischak	1,150,000	—	$1.00	12/01/2027

Christopher R. Miller	306,000	—	$1.00	12/01/2022

Daniel Powell	220,000	—	$1.25	07/01/2023

(1)	All option grants reflected in the table above were granted under to the Company’s 2016 Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

We may, from time to time, issue certain equity awards pursuant to our 2016 Plan. The 2016 Plan was adopted by our Board of Directors on January 2, 2016 and was subsequently approved by our shareholders on January 2, 2016. As of December 31, 2017, incentive stock options to purchase an aggregate of 2,375,200 shares of common stock and non-qualified options to purchase an aggregate of 1,305,200 shares of the Company's common stock were issued under the 2016 Plan, all with an exercise prices ranging from $1.00 to $2.00 per share. 354,656 vested immediately upon grant and the remaining vest in varying amounts ranging from 100,000 annually to monthly increments ranging from 2,083 to 17,000 based on individual stock option agreements. The options have terms as follows: 1,705,200 options have a three-year term starting on each date of vesting, 825,000 options have a four-year term starting on each date of vesting, and 1,150,000 have an eight-year term starting on the date of vesting.

The 2016 Plan is administered by a committee of two or more non-employee Directors designated by the Board once outside directors have been elected to the Board. In the interim the Board shall perform the requisite duties of the Committee with respect to awards made. The committee currently determines to whom awards are made, the timing of any such awards, the type of securities, and number of shares covered by each award, as well as the terms, conditions, performance criteria, restrictions and other provisions of awards. The committee has the authority to cancel or suspend awards, accelerate the vesting or extending the exercise period of any awards made pursuant to the 2016 Plan.

Shares Available under the 2016 Plan

The maximum shares available for issuance under the 2016 Plan are 5,000,000, subject to adjustment as set forth in the 2016 Plan. Any shares subject to an award that expires, is cancelled or forfeited or is settled for cash shall, to the extent of such cancelation, forfeiture, expiration or cash settlement, again become available for awards under the 2016 Plan. The committee can issue awards comprised of restricted stock, stock options, stock appreciation rights, stock units and other awards, as set forth in the 2016 Plan.

The following table sets forth, as of December 31, 2017, (A) the number of securities to be issued upon the exercise of outstanding options, warrants and rights issued under our equity compensation plans, (B) the weighted-average exercise price of such options, warrants and rights, and (C) the number of securities remaining available for future issuance under our equity compensation plans (excluding those securities set forth in Item (A).

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	3,680,200	$1.08	1,319,800
Equity compensation plans not approved by security holders	—	—	—
Total	3,680,200	$1.08	1,319,800

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 5, 2018, certain information regarding beneficial ownership of our capital stock according to the information supplied to us, that were beneficially owned by (i) each person known by the Company to be the beneficial owner of more than 5% of each class of the Company’s outstanding voting stock, (ii) each director, (iii) each named executive officer identified in the Summary Compensation Table, and (iv) all named executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In general, a person is deemed to be the beneficial owner of (i) any shares of the Company’s common stock over which such person has sole or shared voting power or investment power, plus (ii) any shares which such person has the right to acquire beneficial ownership of within 60 days of the above date, whether through the exercise of options, warrants or otherwise. Applicable percentages are based on 27,615,185 shares of common stock outstanding on April 5, 2018, adjusted as required by rules promulgated by the SEC.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Nexeon MedSystems Inc, 1910 Pacific Avenue, Suite 20000, Dallas, Texas 75201.

	Shares Beneficially Owned Prior to Offering
Name of Beneficial Owner	Number		Percent

Beneficial Shareholders (Greater than 5%):
Rosellini Scientific, LLC	13,044,842	(1)	47.24%

Directors and Executive Officers:
William Rosellini	15,798,326	(2)	56.64%
Brian Blischak	613,820	(3)	2.18%
Kent J. George	104,899	(4)	*
Michael Neitzel	677,500	(5)	2.49%
Christopher R. Miller	469,768	(6)	1.69%
Daniel Powell	92,492	(7)	*
All Directors and Officers as a Group (6 persons)	17,756,805		61.20%

*	Less than 1%
(1)

Rosellini Scientific, LLC is located at 10210 N. Central Expressway, Suite 105, Dallas, Texas. William Rosellini is the sole Member and Manager of RS and in such capacity, has voting and dispositive power over the securities held by such entity.

(2)

Represents (i) 2,478,484 shares of common stock held by Mr. Rosellini, (ii) 13,044,842 shares of common stock held by RS, (iii) an incentive stock option grant to purchase up to 125,000 shares of common stock which represents the vested portion (including shares vesting within 60 days) of an incentive stock option to purchase up to 250,000 shares of common stock pursuant to the 2016 Plan and (iv) a non-qualified stock option grant to purchase up to 150,000 shares of common stock which represents the vested portion (including shares vesting within 60 days) of a non-qualified stock option to purchase up to 900,000 shares of common stock. Mr. Rosellini is the sole Member and Manager of RS and in such capacity, has voting and dispositive power over the securities held by such entity.

(3)

Represents (i) an incentive stock option to purchase up to 200,000 shares of common stock which represents the vested portion (including shares vesting within 60 days) of an incentive stock option to purchase up to 500,000 shares of common stock pursuant to the 2016 Plan. (ii) non- qualified stock option grants to purchase up to 384,000 shares of common stock which represents the vested portion (including shares vesting within 60 days) of a non-qualified stock option to purchase up to 707,000 shares of common stock and (iii) 29,820 shares of common stock held by Mr. Blischak.

(4)	Represents (i) 62,500 shares of common stock which represents the vested portion (including shares vesting within 60 days) of option to purchase up to 62,500 shares of common stock, (ii) 5,817 shares of common stock held by George Brothers Investment Partnership (“George Brothers”), (iii) warrants to purchase up to 5,817 shares of common stock held by George Brothers and (iv) 30,765 shares of common stock held by Paragon Investment Group (“Paragon”). Mr. George is the Managing Partner of George Brothers and the Manager of Paragon and in such capacities, has voting and dispositive power over the securities held by such entities.
(5)

Represents (i) 62,500 shares of common stock which represents the vested portion (including shares vesting within 60 days) of option to purchase up to 62,500 shares of common stock, (ii) 585,000 shares of common stock held by Yorkville MGB Investments, LLC (“Yorkville”) and (iii) 30,000 shares of common stock held by Mr. Neitzel. Mr. Neitzel is the Manager of Yorkville and in such capacity, has voting and dispositive power over the securities held by such entity.

(6)

Represents (i) a grant of 252,000 shares of common stock, (ii) an incentive stock option grant to purchase up to 153,000 shares of common stock which represents the vested portion (including shares vesting within 60 days) of an option to purchase up to 306,000 shares of common stock issued pursuant to the 2016 Plan, (iii) non-qualified stock option grant to purchase up to 40,000 shares of common stock which represents the vested portion (including shares vesting within 60 days) of a non-qualified stock option to purchase up to 40,000 shares of common stock and (iv) 24,768 shares of common stock held by Mr. Miller.

(7)

Represents (i) an incentive stock option grant to purchase 84,332 shares of common stock which represents the vested portion (including shares vesting within 60 days) of an option to purchase up to 231,000 shares of common stock issued pursuant to the 2016 Plan and (ii) 8,160 shares of common stock held by Mr. Powell.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following reflects certain relationships and related transactions as of December 31, 2017.

On January 2, 2016, the Company entered into a contribution agreement with RS, controlled by our CEO, William Rosellini, and RS’s wholly-owned subsidiary Belltower Associates, LLC (collectively, RS and Belltower Associates, LLC are hereinafter referred to as “RS”). Under this agreement, the Company issued 13,200,000 shares of its common stock in return for, among other consideration:

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

These transactions were valued based on the value of the contributed assets as the Company’s shares had no ascertainable value as of the date of issuance of the shares. This was in accordance with ASC 845 Non-monetary transactions whereby non-monetary assets acquired in exchange for another non-monetary asset is the fair value of the asset surrendered or received, whichever is more clearly evident. In this case the value of the contributed assets were more ascertainable than the value of the shares issued. The value of the consideration to acquire these shares was $272,686.

In accounting for the contributions of assets regarding the transactions with William Rosellini and RS, the Company recorded the assets received at fair value in accordance with ASC 845, Non-monetary Transactions. Prior to the contributions, William Rosellini, and RS were not related parties of the Company but became related parties through the issuance of the 13,200,000 shares and a controlling interest in the Company. For the Nuviant Medical, Inc, and the MicroTransponder, Inc. common stock, the amount at which the assets were acquired from the related persons were based on the fair market value as determined by an appraisal report establishing a fair market value for each private company’s common stock of $0.10 and $416 per share respectively. The valuation reports are prepared by a qualified third party independent appraiser in accordance with the AICPA’s Statement on Standards for Valuations No. 1 and the AICPA’s “Practice Aid”, Valuation of Privately-Held Company Equity Securities Issued as Compensation. The amount at which the Emeritus Clinical Solutions, Inc. stock was acquired was based on the most-recent third-party transaction of $204.08 per share. Assets acquired by the related persons within the last two years include the Nuviant Medical Inc. common stock. The cost of the 1,675,000 common shares of Nuviant Medical Inc. to the related party and acquired from RS was $1,675 or approximately $.001 per share. T The cost of the 175 shares of Emeritus Clinical Solutions, Inc. common stock to the related party and acquired from William Rosellini (RS) was $0.175 at par value $.001.

In October 2016, prior to acquisition by the Company, the Company paid $124,870 to NMB formerly Rosellini Scientific Benelux, SPRL, for research and development services for the Company’s the intravascular drug delivery system technology platform. NMB was a company controlled by our CEO, William Rosellini.

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

Effective December 1, 2016, Brian Blischak, our President and Chief Commercial Officer, pursuant to the 2016 Plan was granted an initial grant of 1,150,000 non-transferable stock options to purchase shares of the Company’s common stock, consisting of 500,000 incentive stock options (“ISO”), and 650,000 non-qualified stock options (“NQSO”). With respect to the ISO options, 100,000 ISO options vested on the effective date, and 100,000 ISO options vested on January 1, 2017. Additional lots of 100,000 ISO options each shall vest on January 1, 2018, 2019 and 2020. With respect to the NQSO options, 38,000 NQSO options vested on the effective date, and 17,000 NQSO options vested on January 1, 2017. An additional 17,000 options shall vest on the first day of each month thereafter until all NQSO options are fully vested on December 1, 2019. The exercise price of all options is $1.00 per share and the options shall expire in eight years from the grant date. The fair value of the options was determined to be $365,342 using the Black-Scholes Option Pricing Model.

On December 15, 2016, pursuant to the terms of the License Agreement, Mr. Rosellini sold, assigned and transferred any and all of his right, title and interest in and to the License owned by him related to the Siemens Patents to the Company pursuant to the Purchase Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2016. As consideration for the transfer of the Siemens Patents and the License related thereto, the Company paid to Mr. Rosellini the sum of $140,000 in cash and will issue to Mr. Rosellini 3,050,000 shares of the Company’s restricted common stock valued at $3,050,000. The Company has not yet issued the shares of restricted common stock. Mr. Rosellini, the CEO of the Company, is the sole Member and Manager of RS.

During the year ended December 31, 2016, RS, the largest shareholder in the Company, loaned $145,475 to the Company. The loan was non-interest bearing with no set terms of repayment. As of December 31, 2016, the loan was repaid in full in cash.

On January 1, 2017, the Board of Directors of the Company, appointed Emily Hamilton, MD to serve as the Director of Emerging Therapy for NXPROC. Dr. Hamilton is the wife of our CEO, William Rosellini. Dr. Hamilton beneficially owns 83,014 shares of common stock of the Company pursuant to the Company’s August 21, 2017 offer to Company employee, the opportunity to purchase shares of the Company’s restricted common stock for a discount through payroll deductions. These shares were valued at $133,822.

On May 19, 2017, NMB entered into a waiver of debt agreement to waive the outstanding loan balance and accrued interest outstanding pursuant to the September 21, 2015, loan agreement between NMB and Nuviant Medical, GmbH, a related entity to RS. The agreement waives the outstanding balance of the loan and accrued interest in the amount $171,946 and thereby waiving any right or action in respect to this debt. An expense had been recorded as bad debt on the statement of comprehensive income in the amount $174,252. During the year ended December 31, 2017 and prior to the waiver of debt agreement, NMB loaned Nuviant Medical, GmbH $59,027.

On June 23, 2017, RS transferred 81,035 shares of restricted common stock to NMB. The shares were valued at $107,292. The loan is non-interest bearing and will be re-paid to RS in restricted common stock issued by the Company through an intercompany loan with NMB. The 81,035 shares were exchanged for outstanding payables to vendors of NMB in the amount of $107,292. RS is also due $18,595 from a non-interest bearing loan to NMB in 2016. The total amount due to RS from these transactions is $125,887 and is recorded as Due to related party on the balance sheet as of December 31, 2017

On February 28, 2018, pursuant to the 2016 Plan, the Compensation Committee of the Board of Directors approved the following stock option grant to the Company’s Chief Executive Officer, William Rosellini, to purchase up to 250,000 shares of common stock with an exercise price of $0.76 per share. 125,000 options vested immediately and the remaining 125,000 options vest on the anniversary of the grant date. Granted non-qualified stock options to purchase up to 900,000 shares of common stock with an exercise price of $0.76 per share. These options vest in equal monthly amounts of 37,500 beginning on March 1, 2018. The fair value of the options was determined to be $226,009 using the Black-Scholes Option Pricing Model.

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

Director Independence

Although the Company is not listed on a national securities exchange, in determining whether the members of our Board and its committees are independent, the Company has elected to use the definition of “independence” set forth by the NASDAQ Capital Market and the standards for independence established by the NASDAQ Capital Market.

The director independence rules of the NASDAQ Capital Market require listed companies to have an audit committee of at least three members, each of whom (in addition to satisfying other conditions) is an independent director. The Company’s Audit Committee is currently comprised of two independent directors and the Chief Executive Office and, therefore, would not meet this NASDAQ Capital Market requirement.

The director independence rules of the NASDAQ Capital Market require that the compensation of the chief executive officer and other officers of a listed company be determined, or recommended to the Board for determination, either by a compensation committee comprised of independent directors or by a majority of the independent directors on its Board of Directors. The Compensation Committee is currently comprised of two independent directors.

The director independence rules of the NASDAQ Capital Market require that Board of Director nominations must be either selected, or recommended for the Board's selection, by either a nominating committee comprised solely of independent directors or by a majority of the independent directors. The Company’s Nominating Committee is comprised of two independent directors and therefore, the Company believes we meet this NASDAQ Capital Market requirement.

Effective October 31, 2017, Ron Conquest formally resigned is from his position as Vice-President of Finance and Member of the Board of Directors. Effective November 6, 2017, Mark Bates formally resigned his position as Chief Innovation Officer and Member of the Board of Directors. The Audit Committee duties were assumed by the remaining three members with Kent J. George remaining as the Audit Committee chairperson. Michael Neitzel remains the Compensation Committee chairperson.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed to the Company by Paritz & Company, P.A. in relation to the audits and quarterly reviews of the Company for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017	Year Ended December 31, 2016

Audit Fees (1)	$72,500	$26,000
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$1,000	$-

(1)	Audit Fees. Audit fees include fees for professional services performed for the audit of our annual consolidated financial statements, review of quarterly consolidated financial statements included in our SEC filings, and assistance and issuance of consents associated with other SEC filings.

(2)	Audit-Related Fees. Audit-related fees are fees for assurance and related services that are reasonably related to the audit. This category includes fees related to assistance consulting on financial accounting/reporting standards.

(3)	Tax Fees. Tax fees primarily include professional services performed with respect to preparation of our federal and state tax returns for our consolidated subsidiaries.

(4)	All Other Fees. All other fees include products and services provided, other than the services reported comprising Audit Fees, Audit Related Fees and Tax Fees.

The Board of Directors has reviewed the services provided by Paritz & Company, P.A. during the fiscal year ended December 31, 2017 and the amounts billed for such services, and after consideration, has determined that the receipt of these fees by Paritz & Company, P.A. is compatible with the provision of independent audit services. The Board has discussed these services and fees with Paritz & Company, P.A. and Company management to determine that they are appropriate under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as under guidelines of the American Institute of Certified Public Accountants.

Pre-Approval Policies and Procedures

The entire Board of Directors acts as the Company’s Audit Committee. The Audit Committee does not have a financial expert serving on its committee at this time due to the size and nature of the Company.

All audit and non-audit services are pre-approved by the Audit Committee, which consists of the members of the Board of Directors which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm.  The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including such firm’s attendance at and participation at Board and committee meetings; services associated with SEC registration statements approved by the Board of Directors; review of periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; assistance in responding to any SEC comments letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies. The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures. The Audit Committee has considered the role of Paritz & Company, P.A. in providing services to us for the fiscal year ended December 31, 2017 and has concluded that such services are compatible with such firm’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

3.01 (1)	Articles of Incorporation as filed with the Nevada Secretary of State on December 7, 2015 (Filed as Exhibit 3.01)
3.02 (1)	Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State on February 22, 2016 (Filed as Exhibit 3.02)
3.03 (1)	Articles of Merger filed with the Nevada Secretary of State on February 17, 2016 (Filed as Exhibit 3.03)
3.04 (1)	Certificate of Merger filed with the Delaware Secretary of State on February 25, 2016 (Filed as Exhibit 3.04)
3.05 (1)	By-laws (Filed as Exhibit 3.05)
4.01 (2)	2016 Omnibus Incentive Plan (Filed as Exhibit 4.01)
4.02 (1)	2016 Omnibus Incentive Plan - Form of Stock Option Award Agreement (Filed as Exhibit 4.02)
10.01 (3)	Agreement and Plan of Merger dated February 8, 2016 between Nexeon MedSystems, Inc., a Delaware corporation, and Nexeon MedSystems Inc, a Nevada corporation (Filed as Exhibit 10.01)
10.02 (1)	Form of Director Indemnification Agreement (Filed as Exhibit 10.07)
10.03 (1)	Contribution Agreement by and between Nexeon MedSystems Inc, Rosellini Scientific LLC and Belltower Associates LLC, dated January 2, 2016 (Filed as Exhibit 10.02)
10.04 (1)	Contribution Agreement by and between Nexeon MedSystems Inc and Elizabeth Rosellini, dated January 2, 2016 (Filed as Exhibit 10.03)
10.05 (4)	Patent License Asset Purchase Agreement by and between Nexeon MedSystems Inc and William M. Rosellini, dated December 15, 2016 (Filed as Exhibit 10.1)
10.06 (5)	Employment Agreement by and between Nexeon MedSystems Inc and Brian Blischak, dated December 20, 2016 (Filed as Exhibit 10.1)
10.07 (5)	Executive Employment Contract by and between Nexeon MedSystems Inc and Christopher R. Miller, dated December 1, 2016 (Filed as Exhibit 10.2)
10.08 (6)	Acquisition Agreement by and between Rosellini Scientific, LLC and Nexeon Medsystems Europe, SARL dated January 10, 2017 (filed as Exhibit 10.1)
10.09 (6)	Loan Agreement by and between Nexeon Medsystems Europe, SARL and Nexeon Medsystems Belgium, SARL dated January 10, 2017 (filed as Exhibit 10.2)
10.10 (6)	Promissory Note dated January 10, 2017 (filed as Exhibit 10.3)
10.11 (6)	Security Agreement by and between Nexeon Medsystems Europe, SARL and Nexeon Medsystems Belgium, SARL dated January 10, 2017 (filed as Exhibit 10.4)
10.12 (7)	Stock Exchange Agreement by and between Nexeon MedSystems Inc and Rosellini Scientific LLC, dated January 6, 2017 (filed as Exhibit 10.1)
10.13 (8)	Executive Employment Contract by and between Nexeon MedSystems Inc and Emily Hamilton, dated January 1, 2017 (filed as Exhibit 10.1)
10.14 (8)	Director Services Agreement by and between Nexeon MedSystems Inc and Kent J. George, dated January 1, 2017 (filed as Exhibit 10.2)
10.15 (8)	Director Services Agreement by and between Nexeon MedSystems Inc and Michael Neitzel, dated January 1, 2017 (filed as Exhibit 10.3)
10.16 (9)	Offer of Employment between the Company and Daniel Powell dated May 24, 2017 (filed as Exhibit 10.1)
10.17 (9)	Confidentiality Agreement between the Company and Daniel Powell dated May 24, 2017 (filed as Exhibit 10.2)
10.18 (9)	Option Agreement between the Company and Daniel Powell dated June 26, 2017 (filed as Exhibit 10.3)
10.19 (10)	Securities Purchase Agreement between the Company and Leonite Capital LLC dated August 21, 2017 (filed as Exhibit 10.1)
10.20 (10)	Senior Secured Convertible Promissory Note between the Company and Leonite Capital LLC dated August 21, 2017 (filed as Exhibit 10.2)
10.21 (10)	Two-Year Warrant issued to Leonite Capital LLC dated August 24, 2017 (filed as Exhibit 10.3)
10.22 (10)	Five-Year Warrant issued to Leonite Capital LLC dated August 24, 2017 (filed as Exhibit 10.4)
10.23 (10)	Security and Pledge Agreement between the Company, Nexeon Medsystems Puerto Rico Operating Company Corporation, Pulsus Medical LLC, Rosellini Scientific LLC and Leonite Capital LLC dated August 21, 2017 (filed as Exhibit 10.5)
10.24 (10)	Share Pledge Agreement between Nexeon Medsystems Belgium SPRL and Leonite Capital LLC dated August 18, 2017 (filed as Exhibit 10.6)
10.25 (10)	Personal Guaranty of Randy Michael Rosellini dated August 18, 2017 (filed as Exhibit 10.7)
10.26 (10)	Warrant issued to Randy M. Rosellini dated August 24, 2017 (filed as Exhibit 10.8)
10.27 (10)	Deed of Trust from Roseland Limited Partnership to Leonite Capital LLC dated August 21, 2017 (Filed as Exhibit 10.9)

Exhibit Number	Description

10.28 *	Stock Purchase Agreement between Henri Decloux and Paul Macors and Nexeon Medsystesm Belgium, SPRL dated April 7, 2017
10.29 *	Form Services Agreement between Medi-Line, S.A. and H.D. Resources, S.P.R.L. dated April 7, 2017
10.30 *	CBC Banque and Medi-Line Credit Contract - 729-1405073-45 1.27% Secured, 0.72% Secured Loans dated July 12, 2017
10.31 *	CBC Banque and Nexeon Medsystems Belgium, SPRL Credit Contract - C13-66835555-84 1.27% Secured Loan dated July 7, 2017
10.32 *	KBC Commercial Finance Invoice Discounting Agreement dated September 29, 2017
10.33 *	CBC Banque and Medi-Line Business Credit Line Credit Contract – 729-3094852-84 dated February 2, 2017
10.34 *	Debt Repayment Agreement between Rosellini Scientific, LLC and Nexeon Medsystems Belgium, SPRL dated December 29, 2017
10.35 *	Share Loan Agreement between Michael Rosellini and Nexeon MedSystems Inc dated December 29, 2017
10.36 *	Waiver of Debt Agreement between Nexeon Medsystems Belgium, SPRL and Nuviant Medical, GmbH dated May 29, 2017
14.01 (1)	Code of Business Conduct and Ethics
21.1*	Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Extension Schema Document
101.CAL*	XBRL Extension Calculation Linkbase Document
101.DEF*	XBRL Extension Definition Linkbase Document
101.LAB*	XBRL Extension Labels Linkbase Document
101.PRE*	XBRL Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form 10 filed with the Securities and Exchange Commission on July 6, 2016.
(2)	Incorporated by reference to the Company’s Amendment No. 1 to the Form 10 filed with the Securities and Exchange Commission on August 16, 2016.
(3)	Incorporated by reference to the Company’s Amendment No. 2 to the Form 10 filed with the Securities and Exchange Commission on September 9, 2016.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2016.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2016.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2017.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2017.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2017.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2017.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nexeon MedSystems Inc

Dated: April 5, 2018	By:	/s/ William Rosellini
William Rosellini Chief Executive Officer (Principal Executive Officer)

Dated: April 5, 2018	By:	/s/ Christopher R. Miller
Christopher R. Miller Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Rosellini	Chief Executive Officer, Director	April 5, 2018
William Rosellini	(Principal Executive Officer)

/s/ Christopher R. Miller	Chief Financial Officer	April 5, 2018
Christopher R. Miller	(Principal Financial and Accounting Officer)

/s/ Kent J. George	Director	April 5, 2018
Kent J. George

/s/ Michael Neitzel	Director	April 5, 2018
Michael Neitzel

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS

FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE

NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent to its security holders any annual report covering the registrant’s fiscal year ended December 31, 2017.

