Form 10-K/A
period 2017-12-31
NEXEON MEDSYSTEMS INC
filed 2018-05-03
CIK 1416172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:  None.

EXPLANATORY NOTE

Nexeon Medsystems Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on April 5, 2018 (the “Form 10-K”), solely to correct the disclosure under the section “Compliance with Section 16(a) of the Exchange Act” filed as part of Item 10 of Part III to the Form 10-K. In connection with the filing of this Form 10-K/A and pursuant to the rules of the Securities and Exchange Commission, we are including with this Form 10-K/A certain new certifications by our principal executive officer and principal financial officer. Accordingly, Part III, Item 10 of the Form 10-K is being amended to include the updated “Compliance with Section 16(a) of the Exchange Act” disclosure and Item 15 of the Form 10-K is being amended to reflect the filing of the new certifications.

Other than with respect to the foregoing, this Form 10-K/A does not modify or update in any way the disclosures made in the Form 10-K, including the disclosures contained in Part I, Part II and Part III (except as described herein) of the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to such original filing date.

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

Kent J. George, JD

r. George has served as a Director of the Company since January 1, 2017. Mr. George has been associated with Robinson & McElwee PLLC, a mid-Atlantic corporate law firm, since 1987.  Mr. George served as the Managing Member from 1999 through 2014 and has served as the Chief Executive Officer since 2014. With over three decades of experience in commercial transactions representing public and private companies, Mr. George has been recognized for his work in real estate by Chambers USA since 2014 and is AV peer-rated by Martindale-Hubbell. Mr. George’s practice focuses upon business transactions, including mergers and acquisitions, business litigation, arbitration and dispute resolutions and real estate transactions (retail, industrial, resort, lodging, and other commercial development projects). Mr. George holds a B.A. from Swarthmore College, a J.D. from the University of Chicago and a B.A. and M.A. (Law) from Oxford University.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, requires the Company’s officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes of ownership with the SEC. Officers, directors and beneficial owners of more than 10% of the Company's common stock are required by SEC regulations to furnish the Company with copies of all reports that they file with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on a review of the copies of such forms furnished to the Company and representations received by us from reporting persons, and without conducting any independent investigation of our own, in 2017, there were the following untimely filing of a Form 3, 4 and/or 5: Christopher Miller (nine Form 4s); Brian Blischak (six Form 4s); Daniel Powell (one Form 4); Kent J. George (one Form 4); Michael Neitzel (one Form 4); and Rosellini Scientific, LLC (three Form 4s).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

3.01 (1)	Articles of Incorporation as filed with the Nevada Secretary of State on December 7, 2015 (Filed as Exhibit 3.01)
3.02 (1)	Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State on February 22, 2016 (Filed as Exhibit 3.02)
3.03 (1)	Articles of Merger filed with the Nevada Secretary of State on February 17, 2016 (Filed as Exhibit 3.03)
3.04 (1)	Certificate of Merger filed with the Delaware Secretary of State on February 25, 2016 (Filed as Exhibit 3.04)
3.05 (1)	By-laws (Filed as Exhibit 3.05)
4.01 (2)	2016 Omnibus Incentive Plan (Filed as Exhibit 4.01)
4.02 (1)	2016 Omnibus Incentive Plan - Form of Stock Option Award Agreement (Filed as Exhibit 4.02)
10.01 (3)	Agreement and Plan of Merger dated February 8, 2016 between Nexeon MedSystems, Inc., a Delaware corporation, and Nexeon MedSystems Inc, a Nevada corporation (Filed as Exhibit 10.01)
10.02 (1)	Form of Director Indemnification Agreement (Filed as Exhibit 10.07)
10.03 (1)	Contribution Agreement by and between Nexeon MedSystems Inc, Rosellini Scientific LLC and Belltower Associates LLC, dated January 2, 2016 (Filed as Exhibit 10.02)
10.04 (1)	Contribution Agreement by and between Nexeon MedSystems Inc and Elizabeth Rosellini, dated January 2, 2016 (Filed as Exhibit 10.03)
10.05 (4)	Patent License Asset Purchase Agreement by and between Nexeon MedSystems Inc and William M. Rosellini, dated December 15, 2016 (Filed as Exhibit 10.1)
10.06 (5)	Employment Agreement by and between Nexeon MedSystems Inc and Brian Blischak, dated December 20, 2016 (Filed as Exhibit 10.1)
10.07 (5)	Executive Employment Contract by and between Nexeon MedSystems Inc and Christopher R. Miller, dated December 1, 2016 (Filed as Exhibit 10.2)
10.08 (6)	Acquisition Agreement by and between Rosellini Scientific, LLC and Nexeon Medsystems Europe, SARL dated January 10, 2017 (filed as Exhibit 10.1)
10.09 (6)	Loan Agreement by and between Nexeon Medsystems Europe, SARL and Nexeon Medsystems Belgium, SARL dated January 10, 2017 (filed as Exhibit 10.2)
10.10 (6)	Promissory Note dated January 10, 2017 (filed as Exhibit 10.3)
10.11 (6)	Security Agreement by and between Nexeon Medsystems Europe, SARL and Nexeon Medsystems Belgium, SARL dated January 10, 2017 (filed as Exhibit 10.4)
10.12 (7)	Stock Exchange Agreement by and between Nexeon MedSystems Inc and Rosellini Scientific LLC, dated January 6, 2017 (filed as Exhibit 10.1)
10.13 (8)	Executive Employment Contract by and between Nexeon MedSystems Inc and Emily Hamilton, dated January 1, 2017 (filed as Exhibit 10.1)
10.14 (8)	Director Services Agreement by and between Nexeon MedSystems Inc and Kent J. George, dated January 1, 2017 (filed as Exhibit 10.2)
10.15 (8)	Director Services Agreement by and between Nexeon MedSystems Inc and Michael Neitzel, dated January 1, 2017 (filed as Exhibit 10.3)
10.16 (9)	Offer of Employment between the Company and Daniel Powell dated May 24, 2017 (filed as Exhibit 10.1)
10.17 (9)	Confidentiality Agreement between the Company and Daniel Powell dated May 24, 2017 (filed as Exhibit 10.2)
10.18 (9)	Option Agreement between the Company and Daniel Powell dated June 26, 2017 (filed as Exhibit 10.3)
10.19 (10)	Securities Purchase Agreement between the Company and Leonite Capital LLC dated August 21, 2017 (filed as Exhibit 10.1)
10.20 (10)	Senior Secured Convertible Promissory Note between the Company and Leonite Capital LLC dated August 21, 2017 (filed as Exhibit 10.2)
10.21 (10)	Two-Year Warrant issued to Leonite Capital LLC dated August 24, 2017 (filed as Exhibit 10.3)
10.22 (10)	Five-Year Warrant issued to Leonite Capital LLC dated August 24, 2017 (filed as Exhibit 10.4)
10.23 (10)	Security and Pledge Agreement between the Company, Nexeon Medsystems Puerto Rico Operating Company Corporation, Pulsus Medical LLC, Rosellini Scientific LLC and Leonite Capital LLC dated August 21, 2017 (filed as Exhibit 10.5)
10.24 (10)	Share Pledge Agreement between Nexeon Medsystems Belgium SPRL and Leonite Capital LLC dated August 18, 2017 (filed as Exhibit 10.6)
10.25 (10)	Personal Guaranty of Randy Michael Rosellini dated August 18, 2017 (filed as Exhibit 10.7)
10.26 (10)	Warrant issued to Randy M. Rosellini dated August 24, 2017 (filed as Exhibit 10.8)
10.27 (10)	Deed of Trust from Roseland Limited Partnership to Leonite Capital LLC dated August 21, 2017 (Filed as Exhibit 10.9)

Exhibit Number	Description

10.28***	Stock Purchase Agreement between Henri Decloux and Paul Macors and Nexeon Medsystesm Belgium, SPRL dated April 7, 2017
10.29***	Form Services Agreement between Medi-Line, S.A. and H.D. Resources, S.P.R.L. dated April 7, 2017
10.30***	CBC Banque and Medi-Line Credit Contract - 729-1405073-45 1.27% Secured, 0.72% Secured Loans dated July 12, 2017
10.31***	CBC Banque and Nexeon Medsystems Belgium, SPRL Credit Contract - C13-66835555-84 1.27% Secured Loan dated July 7, 2017
10.32***	KBC Commercial Finance Invoice Discounting Agreement dated September 29, 2017
10.33***	CBC Banque and Medi-Line Business Credit Line Credit Contract – 729-3094852-84 dated February 2, 2017
10.34***	Debt Repayment Agreement between Rosellini Scientific, LLC and Nexeon Medsystems Belgium, SPRL dated December 29, 2017
10.35***	Share Loan Agreement between Michael Rosellini and Nexeon MedSystems Inc dated December 29, 2017
10.36***	Waiver of Debt Agreement between Nexeon Medsystems Belgium, SPRL and Nuviant Medical, GmbH dated May 29, 2017
14.01 (1)	Code of Business Conduct and Ethics
21.1***	Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.SCH***	XBRL Extension Schema Document
101.CAL***	XBRL Extension Calculation Linkbase Document
101.DEF***	XBRL Extension Definition Linkbase Document
101.LAB***	XBRL Extension Labels Linkbase Document
101.PRE***	XBRL Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	Previously filed.
(1)	Incorporated by reference to the Company’s Form 10 filed with the Securities and Exchange Commission on July 6, 2016.
(2)	Incorporated by reference to the Company’s Amendment No. 1 to the Form 10 filed with the Securities and Exchange Commission on August 16, 2016.
(3)	Incorporated by reference to the Company’s Amendment No. 2 to the Form 10 filed with the Securities and Exchange Commission on September 9, 2016.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2016.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2016.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2017.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2017.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2017.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2017.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nexeon MedSystems Inc

Dated: May 3, 2018	By:	/s/ William Rosellini
William Rosellini Chief Executive Officer (Principal Executive Officer)

Dated: May 3, 2018	By:	/s/ Christopher R. Miller
Christopher R. Miller Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Rosellini	Chief Executive Officer, Director	May 3, 2018
William Rosellini	(Principal Executive Officer)

/s/ Christopher R. Miller	Chief Financial Officer	May 3, 2018
Christopher R. Miller	(Principal Financial and Accounting Officer)

/s/ Kent J. George	Director	May 3, 2018
Kent J. George

/s/ Michael Neitzel	Director	May 3, 2018
Michael Neitzel

/s/ R. Wesley Dittmer II	Director	May 3, 2018
R. Wesley Dittmer II

