Form 10-Q
period 2018-03-31
NEXEON MEDSYSTEMS INC
filed 2018-05-21
CIK 1416172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number:  000-55655

NEXEON MEDSYSTEMS INC

(Exact name of registrant as specified in its charter)

Nevada	81-0756622
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of May 21, 2018, the registrant had 27,715,911 shares of common stock, par value $0.001 per share, issued and outstanding.

NEXEON MEDSYSTEMS INC

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential”, or “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions, and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements.

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

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	March 31, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$347,484	$883,962
Accounts receivable	1,859,122	1,877,743
Grants receivable	814,442	804,152
Inventory	2,334,805	2,206,570
Other current assets	109,245	157,621
Total Current Assets	$5,465,098	$5,930,048

Property, plant and equipment, net	3,542,016	3,569,832
Investments	112,072	112,072
Intangible assets, net	10,435,791	10,739,492
Total Assets	$19,554,977	$20,351,444

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	2,318,051	2,575,399
Accrued liabilities	736,672	503,751
Current portion of long-term debt, net of original discount	1,459,905	866,479
Advance grant payments	573,245	935,817
Deferred liabilities	251,182	174,230
Accrued interest	77,502	78,049
Total Current Liabilities	5,416,557	5,133,725

Long-term debt, net of original discount	2,966,020	3,348,730
Total Liabilities	$8,382,577	$8,482,455

Stockholders’ Equity
Common Stock - 75,000,000 shares authorized, $.001 par value; 27,615,185 and 27,591,441 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	27,615	27,591
Additional paid-in capital	15,677,819	15,497,986
Equity instruments to be issued	140,026	65,839
Accumulated deficit	(4,693,107)	(3,743,438)
Accumulated other comprehensive income	20,047	21,011
Total Stockholders’ Equity	11,172,400	11,868,989

Total Liabilities and Stockholders’ Equity	$19,554,977	$20,351,444

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPRENSIVE INCOME

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Revenues	$2,870,034	$9,038
Cost of revenue	1,826,579	—
Gross profit	1,043,455	9,038

Selling, general, and administrative expenses	957,180	670,361
Research and development expenses	519,259	681,850
Depreciation and amortization	367,157	297,925

(Loss) from operations	(800,141)	(1,641,098)

Other Income (Expense)
Interest income – related party	—	1,340
Interest expense	(81,996)	(1,512)
Loss on stock exchange		(37,788)

Loss before provision (benefit) for taxes	(882,137)	(1,679,058)
Provision (benefit) for taxes	67,532	—

Net loss	$(949,669)	$(1,679,058)

Other comprehensive income
Foreign currency translation adjustment	(961)	(64,231)

Comprehensive loss	(950,630)	(1,743,289)

BASIC AND DILUTED PER-SHARE DATA:
Net loss per common share, basic and diluted	$(0.03)	$(0.08)
Weighted average common shares outstanding, basic and diluted	27,598,037	21,804,850

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(949,669)	$(1,679,058)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	367,157	297,925
Stock-based compensation	254,044	274,483
Loss on exchange for stock	—	37,788
Non-cash interest	34,283	—
Change in operating assets and liabilities:
Accounts receivable	16,962	430
Grants receivable	(10,303)	(149,742)
Inventory	(126,680)	(3,593)
Other current asset	48,433	(102,377)
Accounts payable	(256,211)	202,531
Accrued interest receivable – related party	—	(1,340)
Accrued liabilities	233,066	(11,502)
Advance grant payments	(372,100)	(120,006)
Accrued interest payable	(547)	296
Deferred liabilities	77,653	(5,260)
Net cash provided by (used in) operating activities	(683,912)	(1,259,425)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable – related party	—	(49,762)
Additions to property plant and equipment	(35,565)	(5,221)
Net cash used in investing activities	(35,565)	(54,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock	—	2,838
Proceeds from debt	371,399	3,081
Repayment of debt	(186,598)	(9,908)
Repayment to related party	—	(65,228)
Net cash provided by financing activities	184,801	(69,217)

Effects of exchange rate changes on cash	(1,802)	4,459

Net increase (decrease) in cash and cash equivalents	(536,478)	(1,379,166)
Cash and cash equivalents at beginning of year	883,962	2,124,795
Cash and cash equivalents at end of year	$347,484	$745,629

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest	$44,327	$1,338
Cash paid during period for taxes	—	—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BUSINESS – NATURE OR ORGANIZATION

Unless the context otherwise requires, references to “we,” “our,” “us,” “Nexeon,” or the “Company” in these Notes mean Nexeon MedSystems Inc, a Nevada corporation, on a consolidated basis with its wholly owned subsidiaries, as applicable.

Organization and Operations

Nexeon MedSystems Inc was incorporated in the State of Nevada on December 7, 2015. Nexeon MedSystems Inc is a neuromodulation medical device manufacturing company. As a development-stage enterprise, the Company’s primary purposes are to develop and commercialize our neurostimulation technology platform for the treatment of various disorders via electrical stimulation of tissues associated with the nervous system. The neurostimulation technology platform was acquired through the acquisition of Nexeon MedSystems Belgium, SPRL (“NMB”). During 2016, the Company formed the following wholly owned subsidiaries: Nexeon MedSystems Europe, SARL (“Nexeon Europe”), Nexeon MedSystems Puerto Rico Operating Company Corporation (“NXPROC”), and Pulsus Medical LLC. Nexeon Europe is the holding company for NXPROC and Nexeon MedSystems Belgium, SPRL (“NMB”). NXPROC is focused on advanced computational biology and deep learning utilization associated with the Internet of Medical Things technology. Pulsus Medical, LLC conducts research and development related to cardiovascular disease technology acquired in its merger with Nexeon MedSystems, Inc., a private Delaware corporation (“NXDE”). On September 1, 2017, through its wholly owned subsidiary Nexeon Europe, the Company completed the acquisition of NMB, along with NMB’s wholly owned subsidiaries Medi-Line, S.A. (“Medi-Line”) and its holding company INGEST, SPRL (“INGEST”), which are incorporated under the laws of Belgium. INGEST is the holding company for Medi-Line. Medi-Line provides the medical device manufacturing expertise and experience needed to scale our business.  Medi-Line is a leading global source of innovative medical device solutions, with existing customers that include Fortune 50 companies, neurostimulator companies, and the Company. On September 27, 2017 Nexeon MedSystems Inc began trading on the OTCQB stock exchange under the symbol NXNN.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Nexeon MedSystems Inc and its wholly owned subsidiaries NXPROC, Nexeon Europe, Pulsus Medical, LLC, and NMB as of March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017. The financial statements include the accounts of Medi-Line and INGEST as of March 31, 2018 and December 31, 2017. The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements, and with the instructions for Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements of the Company, and related notes thereto, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2017. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2018, and the results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. All significant intercompany accounts and transactions have been eliminated in consolidation.

Management Estimates and Assumptions

The preparation of the Company’s financial statements are in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates.

Cash and Cash Equivalents

The Company considers those short-term, highly liquid investments with maturities of three months or less as cash and cash equivalents. The Company currently has no cash equivalents.

Long-Lived Assets

Long-lived assets such as property, equipment, and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.

Property and Equipment

Property and equipment are stated at cost. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized based upon the lesser of the term of the lease or the useful life of the asset, and such expense is included in depreciation expense. Repair and maintenance costs are expensed as incurred. The Company capitalizes all furniture and equipment with cost greater than $1,000 and benefiting more than one accounting period in the period purchased.

Inventories

The value of inventories, comprised solely of finished goods, are stated at the lesser of net realizable value or cost, determined using the first-in, first-out (“FIFO”) method. To value inventory, management must estimate excess or obsolete inventory, as well as inventory that is not of saleable quality. This valuation involves an inherent level of risk and uncertainty due to the unpredictability of trends in the industry and customer demand for the Company’s products. In assessing the ultimate realization of inventories, management must make judgments as to future demand requirements, and compare those with the current or committed inventory levels. Reserve requirements generally increase as demand decreases due to market conditions and technological and product life-cycle changes. Write-downs of excess and obsolete inventories were $0 and $0 in the three months ended March 31, 2018 and 2017, respectively. Future events and variations in valuation methods or assumptions may cause significant fluctuations in this estimate, and could have a material impact on the Company’s results.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share as required by Accounting Standards Codification subtopic 260-10, “Earnings per Share” (“ASC 260-10”). Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. Basic and diluted earnings per share were the same for the three months ended March 31, 2018 and 2017, respectively, as the Company has no dilutive securities.

Revenue Recognition

Revenues currently consist of single-use medical devices for the medical and pharmaceutical sectors at Medi-Line and pre-clinical neurostimulation device sales at NMB.

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its product. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has no material uncertain tax positions for any of the reporting periods presented.

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

Research and Development Expenses

Research and development expenses are charges to expense as incurred. Research and development expenses include, but are not limited to, product development, clinical and regulatory expenses, payroll and other personnel expenses, materials, supplies, consulting costs, and non-recurring engineering costs. These expenses are assigned to the research, development, and clinical projects to develop the Company’s implantable neurostimulation, sensing, and recording technology for a variety of clinical therapeutic applications, and for manufacturing product development.

The Company has been awarded grants subsidies for ongoing research and development projects from the National Institutes of Health Department of Health and Human Services, through the Public Service of Wallonia - Department of Technology Development and the Research Programs Department (the Wallonia region is located in South Brussels, in Belgium), and the Cancer Prevention and Research Institute of Texas to support our research projects with potential for commercialization. The Company receives the funding in a combination of advance payments at commencement of a project and through reimbursement requests, invoices for applicable research, and development expenses as expenses are incurred. These grants and subsidies provide non-dilutive funds that do not include a repayment obligation. Participation by the granting agency typically accounts for 50% to 100% of the project costs in grants or subsidies.

The Company recognizes the amounts receivable in regard to the grants contracts at fair value when there is reasonable assurance that the contract amount will be received and that all the conditions of the specific contract will be complied with in order to properly match the reimbursements with the specific expenditures that the specific contract intends to reimburse. The Company recognizes the amounts received in accordance with the contracts as a reduction of research and development expenses over the periods necessary to match the contract on a systematic basis to the costs that it is intended to compensate. The Company records, on the balance sheet, grants receivable (upon meeting the criteria discussed above) until cash is received. Where the Company receives payments in advance, it is recorded as advance grant payments on the balance sheet, and relieved against research and development expense as the associated costs are incurred.

As of March 31, 2018, the Company has $814,442 in grants receivable for project expenses invoiced and to be invoiced, but not yet paid, which have been recorded as a reduction of research and development expense in the accompanying statement of operations, and $573,245 in advance payments received and yet to be expended.

Foreign Currency Translation and Transactions

The Company’s reporting currency is the U.S. dollar. The Company’s operations in Belgium use their local currencies as their functional currency. The financial statements in foreign currency are translated into U.S. Dollars (“USD”) in accordance with ASC Topic 830, Foreign Currency Translation. All assets and liabilities are translated at the year-end currency exchange rate. Stockholders’ equity items are translated at the historical rates, and income statement items are translated at the average exchange rate prevailing during the year. Translation adjustments resulting from this process are reported under other comprehensive income (“OCI”) in accordance with ASC Topic 220, Reporting Comprehensive Income as a Component of Stockholders’ Equity. Foreign exchange transaction gains and losses are reflected in the statement of comprehensive income.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value, and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

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

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Quoted prices for similar assets and liabilities in active markets, or inputs that are observable

Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The Company currently has no assets or liabilities valued at fair value on a recurring basis.

Investments in Non-Consolidated Subsidiaries

Investments in non-consolidated entities are accounted for using the equity method or cost basis, depending upon the level of ownership and/or the Company’s ability to exercise significant influence over the operating and financial policies of the investee. When the equity method is used, investments are recorded at original cost, and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company’s share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. The Company accounts for its investment in MicroTransponder, Inc. under the cost method due to the lack of significant influence.

Leases

Leases are reviewed and classified as capital or operating at their inception in accordance with ASC Topic 840, Accounting for Leases. For leases that contain rent escalations, the Company records monthly rent expense equal to the total amount of the payments due in the reporting period over the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent account when presented on balance sheet.

Acquired Intangibles

Acquired intangibles include patents, patent licenses, trade secrets and know-how, and customer relationships acquired by the Company, which are recorded at fair value and are assigned an estimated useful life, and amortized on a straight-line basis over their estimated useful lives (ranging from 3 to 19 years) for assets with definitive lives. The Company periodically evaluates whether current facts or circumstances indicate that the carrying values of its acquired intangibles may not be recoverable. If such circumstances are determined to exist, an estimate of the undiscounted future cash flows of these assets, or appropriate asset groupings, is compared to the carrying value to determine whether an impairment exists. If the asset is determined to be impaired, the loss is measured based on the difference between the carrying value of the intangible asset and its fair value, which is determined based on the net present value of estimated future cash flows.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement), provided that such contracts are indexed to our own stock, as defined in ASC 815-40 “Contracts in Entity’s Own Equity.” We classify as assets or liabilities any contracts that require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess classification of our common stock, par value $0.001 per share (“Common Stock”) purchase warrants at each reporting date to determine whether a change in classification between assets and liabilities is required.

Stock-Based Compensation

ASC 718 requires companies to measure all stock compensation awards using a fair value method, and to recognize the related compensation cost in its financial statements. Beginning with the Company’s quarterly period that began on January 1, 2016, the Company adopted the provisions of FASB ASC 718, and expenses the fair value of employee stock options and similar awards in the financial statements. The Company accounts for share-based payments in accordance with ASC 718, “Compensation - Stock Compensation,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, “Measurement Objective – Fair Value at Grant Date,” the Company estimates the fair value of the award using the Black-Scholes option pricing model for valuation of the share-based payments. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The simplified method is used to determine compensation expense since historical option exercise experience is limited relative to the number of options issued. The compensation cost is recognized ratably using the straight-line method over the expected vesting period.

The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments, and is recognized as expense over the service period.

During the three months ended March 31, 2018 and 2017, the Company recognized stock-based compensation expense aggregating $165,017 and $91,416, respectively, for Common Stock options issued to Company personnel, directors, and consultants. During the three months ended March 31, 2018 and 2017, the Company paid stock-based compensation consisting of restricted Common Stock to non-employees consultants and issued or recorded as Equity instruments to be issued an aggregate of $89,027 and $183,067, respectively.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the current reporting period did not have, or are not believed by management to have, a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – BUSINESS COMBINATIONS

On September 1, 2017 (the “Acquisition Date”), the Company, through its wholly owned subsidiary Nexeon Europe, completed the acquisition of NMB pursuant to an acquisition agreement (the “Acquisition Agreement”) entered into on January 10, 2017, between Rosellini Scientific, LLC (“RS”), a Texas limited liability company controlled by our chief executive officer, William Rosellini, and Nexeon Europe (the “Acquisition”). RS was the sole shareholder of NMB, owning 107,154 shares (the “NMB Shares”). Pursuant to the Acquisition Agreement, RS granted to Nexeon Europe the exclusive and irrevocable right to purchase the NMB Shares upon the terms and conditions set forth in the Acquisition Agreement (the “Right to Purchase”). The consideration for the Right to Purchase was USD $1,000 (the “Acquisition Price”). Upon Nexeon Europe exercising the Right to Purchase, the Acquisition Agreement was automatically deemed converted into and considered a share transfer agreement for the purchase of the NMB Shares, and the Acquisition Price became the purchase price of the NMB Shares and was deemed to have been satisfied by Nexeon Europe to RS as of the date of the Acquisition Date.

Due to RS controlling both the Company and NMB, the acquisition has been recorded as a combination of entities under common control, and the results of NMB for the three months ended March 31, 2018 and 2017 are reported retrospectively on a consolidated basis in the Company’s financial statements.

Included in the acquisition of NMB are its wholly owned subsidiaries, Medi-Line and its holding company INGEST. On August 30, 2017, NMB acquired INGEST and Medi-Line for $1,648,240 (payable as €1,450,000 EUR cash), or $977.996 (€891,496 EUR) net of cash acquired. As part of the transaction, and prior to the acquisition, Nexeon Europe loaned NMB $970,400 (€818,075 EUR) pursuant to the existing loan agreement and promissory note, NMB secured a credit facility in the amount of $330,319 (€275,000 EUR), and Medi-Line loaned NMB $540,032 (€450,000 EUR). Payment of the purchase price included the settlement of a note payable in the amount of $120,007 (€100,000 EUR) and a dividend payable in the amount of $9,901 (€8,250 EUR) to the sellers of INGEST. The balance of the loan and all accrued interest related to the loan agreement and promissory note between Nexeon Europe and NMB, along with the $540,032 (€450,000 EUR) loan from Medi-Line to NMB, is eliminated through consolidation in the financial statements.

Medi-Line provides the medical device manufacturing expertise and experience needed to scale our business. Medi-Line is a leading global source of innovative medical device solutions, with existing customers that include Fortune 50 companies, neurostimulator companies, and the Company. Medi-Line provides high quality and efficiency in the development, engineering, and manufacturing of medical devices for the med-tech and pharmaceutical industries.

The acquisition of INGEST and Medi-Line was accounted for using the acquisition method, and, accordingly, the results of operations of INGEST and Medi-Line were reported in the Company’s financial statements beginning on August 30, 2017, the date of acquisition. The Revenue and Net income reported in the financial statements for the combined INGEST and Medi-Line for the three months ended March 31, 2018 were $2,456,224 and $146,441 respectively.

Unaudited Pro Forma Consolidated Results

The following table provides unaudited pro forma results of operations for the three months ended March 31, 2018 and 2017, as if INGEST and Medi-line had been acquired as of January 1, 2017. The pro forma results include the effect of certain purchase accounting adjustments, such as the estimated changes in depreciation and amortization expense on the acquired tangible and intangible assets, and the recognition of grant subsidies. Pro forma results do not include any anticipated cost savings or other effects of the planned integration of INGEST and Medi-Line. Accordingly, such amounts are not necessarily indicative of the results if the acquisition had occurred on the dates indicated, or which may occur in the future.

	For the Three Months Ended
	March 31,
	2018	2017
Revenues	$2,870,034	$2,058,781
Net income (loss)	(949,669)	(1,547,958)
Net income (loss) per common share, basic and diluted	$(0.03)	$(0.07)

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained operating losses since inception, and has an accumulated deficit of $4,693,107 as of March 31, 2018. In addition, the Company does not have sufficient continuing revenue to cover its future operating expenses. The Company currently has limited liquidity, and has not completed its efforts to establish an additional source of revenues sufficient to cover all of the projected operating costs of the ongoing neurostimulation research and development activities over an extended period of time. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern. The Company is seeking additional financing for continued operations, but there is no guarantee such financing will be available or on terms favorable to the Company.

NOTE 5 – LOANS AND LEASES

Loans and leases consist of the following as of March 31, 2018:

Notes Payable

12.00% Senior Secured Convertible Promissory Note:

On August 21, 2017, the Company entered into a securities purchase agreement with Leonite Capital, LLC (“LC”), a Delaware limited liability company, to provide the Company with additional resources to conduct its business. Pursuant to the securities purchase agreement, LC purchased a unit consisting of (i) a note in the principal amount of $1,120,000 at an original issue discount of $120,000, (ii) warrants to purchase 500,000 shares of the Company’s Common Stock, and (iii) commitment shares equaling 100,000 shares of the Company’s restricted Common Stock, valued at $100,000. Interest is at the rate of 12.00% per annum, and the maturity date is 24 months from the date of issue. The note is a senior secured obligation of the Company, with priority over all future indebtedness of the Company. LC shall have the right at any time, at LC’s option, to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the note into fully paid and non-assessable shares of Common Stock, or any shares of capital stock or other securities of the Company into which such Common Stock shall hereafter be changed or reclassified, with a limitation of owning a maximum of 4.99% of outstanding Common Stock of the Company at time of conversion. The conversion price shall be, at the option of LC, $1.75, subject to a one-time re-pricing 275 days after the closing, or (ii) 80% multiplied by the price per share paid by the investors in a subsequent equity financing. An amount of $274,266 was recorded on the balance sheet as an original discount including a $120,000 original discount, $100,000 in restricted Common Stock and $54,266 as the fair value of the warrants issued in the transaction. The $274,266 will be expensed as interest expense over the 24-month term of the loan. For the LC loan, $653,333 is recorded as Current portion of long-term debt, net of original discount, and $466,667 is recorded as Long-term debt, net of original discount on the balance sheet. ($137,136) of the original discount is recorded as Current portion of long-term debt, net of original discount, and ($57,136) is recorded as Long-term debt, net of original discount on the balance sheet.

1.27% Secured bank Loan:

On August 29, 2017, Medi-Line entered into a credit contract with CBC Banque SA (“CBC Banque”) in the original amount of approximately $2,036,362 (€1,700,000 EUR). The loan is secured by a mortgage on the Medi-Line manufacturing facility, and carries an interest rate of 1.27% per annum, with a seven-year term having monthly payments of interest and principal of approximately $23,365 (€21,175 EUR). $281,931 of the outstanding balance is recorded as Current portion of long-term debt, net of original discount on the balance sheet, and $1,589,602 is recorded as Long-term debt, net of original discount on the balance sheet.

1.27% Secured Bank Loan:

On August 29, 2017, NMB entered into a credit contract with CBC Banque in the original amount of approximately $329,412 (€275,000 EUR). The loan carries an interest rate of 1.27% per annum, with a seven-year term having monthly payments of interest and principal of approximately $4,103 (€ 3,425 EUR). The loan is secured by the shares of NMB. $34,281 of the outstanding balance is recorded as Current portion of long-term debt, net of original discount portion on the balance sheet, and $257,389 is recorded as Long-term debt, net of original discount on the balance sheet.

0.72% Secured Bank Loan:

On May 7, 2016, Medi-Line entered into a credit contract with CBC Banque in the original amount of approximately $68,781 (€57,420 EUR). The loan carries an interest rate of 0.72% per annum, with a 48-month term having monthly payments of interest and principal of approximately $1,454 (€ 1,214 EUR). The loan is secured by the assets of Medi-Line. Proceeds of the loan were used to acquire manufacturing equipment. The loan is secured by the shares of NMB. $17,227 of the outstanding balance is recorded as Current portion of long-term debt, net of original discount on the balance sheet, and $21,587 is recorded as Long-term debt, net of original discount on the balance sheet.

Loan Subsidy:

NMB was awarded a loan subsidy through the Public Service of Wallonia in the amount of $598,665 (€499,779 EUR). Of the total amount awarded, $179,600 (€149,934 EUR) is categorized as loan, with repayment amounts ranging from $5,986 to $23,947 annually from 2018 through 2032. The current portion of the liability is recorded as Current portion of long-term debt, net of original discount on the balance sheet in the amount of $5,987, and $173,613 is included as Long-term debt, net of original discount on the balance sheet. The award amounts in excess of the loan amount are invoiced for reimbursement and recorded as a credit to applicable research and development expenses.

Revolving Credit:

The Company has a revolving credit card with BB&T Financial with an outstanding balance of $13,653 as of March 31, 2018, a credit limit of $60,000, and a current APR of 25.4%; and a revolving credit card with Comerica Bank with an outstanding balance of $10,882 as of March 31, 2018, a credit limit of $11,000, and a current APR of 0%.

Floating Rate Secured Line of Credit:

On February 23, 2018, Medi-Line’s line of credit with CBC Banque was amended to increase the advance amount to €300,000 ($369,561) and to structure the financing as a straight loan with an interest rate of 1.25% above the EURIBOR rate for the period the funds are drawn down. The €300,000 will be available for drawdown through April 30, 2018, at which point the facility will be reduced to €200,000, and further reduced €100,000 on May 31, 2018. The security includes a pledge of Medi-Line business assets in the amount of €300,000. The outstanding balance as of March 31, 2018 in the amount of $369,561 is recorded as Current portion of long-term debt, net of original discount on the balance sheet.

Capital Leases

Building Lease:

On December 13, 2005, Medi-Line entered into a capital lease facility for the financing of the manufacturing facility construction in the amount of $3,425,880 (€2,860,000 EUR), with a 15-year term. Quarterly lease payments excluding VAT are $46,730 (€39,011 EUR). The Company has the right to purchase the building at the end of the lease term for three percent (3%) of the original lease amount. $187,005 of the outstanding balance is recorded as Current portion of long-term debt, net of original discount, and $514,298 is recorded as Long-term debt, net of original discount on the balance sheet.

Equipment Lease:

On February 4, 2015, the Company entered into a sale-leaseback transaction with Biotech Coaching S.A. for the sale and lease in the original amount of $131,765 (€110,000 EUR) for medical and clean-room equipment. In March 2015, the Company commenced leasing the equipment, with a 36-month term. Monthly lease payments excluding VAT are $3,824 (€3,192 EUR). The Company has the right to purchase the equipment at the end of the lease term for a residual value of $1,298 (€1,318 EUR). The remaining balance of the lease in the amount of $23,181 is recorded as Current portion of long-term debt, net of original discount on the balance sheet.

Carrying Amount
Long-Term Debt

12.00% Senior Convertible Secured Note, amortization begins 2018, 2019 maturity	$1,120,000
1.27% Secured Bank Loan, monthly amortization, 2024 maturity	1,871,533
1.27% Secured Bank Loan, monthly amortization, 2024 maturity	291,670
0.72% Secured Bank Loan, monthly amortization, 2020 maturity	38,814
Floating Rate Secured Line of Credit	369,561
Loan Subsidy, amortization begins 2018, 2032 maturity	179,600
Revolving Credit	24,535
Capitalized Building Lease	701,303
Capitalized Equipment Lease	23,181
Less: Original purchase discount, net of amortization	(194,272)
Total Debt	4,425,925
Less: Current portion of debt, net of original discount current portion	(1,459,905)
Total Long-Term Debt	$2,966,020

KBC Accounts Receivable Discounting Agreement:

Medi-Line has an accounts receivable discounting agreement with KBC Commercial Finance, NV (“KBC ComFin”) for up to 85% of Medi-Line’s customer accounts receivables. Pursuant to the discounting agreement, Medi-Line will transfer title to KBC ComFin for all receivables that fall under the scope of agreement. The fee for the advance portion of the receivables transferred to KBC ComFin is the two-month LIBOR plus 1.5% on annual basis. As KBC ComFin holds the title to the receivables and assumes the insolvency risk for receivables that are transferred and fall under the scope of the agreement, invoices transferred per the agreement are reduced from Medi-line’s customer accounts receivable upon transfer and recorded to a KBC ComFin accounts receivable sub-account and netted against advances and final payments received per the agreement.

NOTE 6 – INCOME TAXES

The Company is incorporated in the United States of America, and is subject to United States federal taxation. No provisions for United States income taxes have been made, as the Company had no U.S. taxable income for the three months ended March 31, 2018 and 2017. The effective income tax rate for the Company for the three months ended March 31, 2018 and 2017 were 21% and 34%, respectively. One of our subsidiaries generated income, and we accrued income tax in the amount of $67,532 according to the Belgian corporate income tax rate, but the others had a loss and no tax provision was recorded. Beginning in 2018, the corporate income tax (“CIT”) levied in Belgium has been reduced to an effective rate of 29.58%. No state, region, or municipal income tax is levied.

As of March 31, 2018, the Company has approximately $8,783,281 of net operating losses (“NOL”) carryovers to offset taxable income, if any, in future years, which expire in fiscal 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to the NOL period because it is more likely than not that all of the deferred tax assets will not be realized.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017; the transition of U.S international taxation from a worldwide tax system to a territorial system; and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing, but have kept the full valuation allowance. As a result, we have recorded no United States income tax expense in the three months ended March 31, 2018.

The Belgian government enacted in December 2017 a significant tax reform law. The new tax legislation contains several key tax provisions, including the reduction of the corporate income tax rate from the current 33.99% to 29.58% in 2018 and 2019, and 25% from 2020. Additionally, the use of net operating losses (which could previously offset 100% of taxable income) is now limited to offset only 70% of taxable income.

NOTE 7 – PROPERTY PLANT and EQUIPMENT

Property plant and equipment at cost and accumulated depreciation as of March 31, 2018 and December 31, 2017 were:

	Estimated useful lives	March 31, 2018	December 31, 2017
Land		$96,884	$96,884
Capitalized building	39 years	3,017,552	3,017,552
Machinery and equipment	5 to 15 years	713,254	677,734
Total property plant and equipment – gross		3,827,690	3,792,170
Less: accumulated depreciation		(285,674)	(222,338)
Total property plant and equipment – net		$3,542,016	$3,569,832

Property plant and equipment depreciation expense for the three months ended March 31, 2017 was $63,417, and for the 12 months ended December 31, 2017 was $127,677.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets that have finite useful lives are amortized over their estimated useful lives. Intangible assets as of March 31, 2018 and December 31, 2017 are as follows:

	Estimated useful lives	March 31, 2018	December 31, 2017
Intangible assets with definitive lives:
Patents, licenses, and intellectual property	4 to 20 years	$10,363,097	$10,363,097
Fair value of customer relationships at acquisition	10 years	600,000	600,000
Less: accumulated amortization		(2,077,306)	(1,773,605)
Patents, licenses, and intellectual property – net		8,885,791	9,189,492

Intangible assets with indefinite lives:
Fair value of trade secrets and know-how at acquisition		1,550,000	1,550,000

Total intangible assets – net		$10,435,791	$10,739,492

Intangible asset amortization expense for the three months ended March 31, 2018 was $303,740, and for the 12 months ended December 31, 2017 was $1,170,032.

NOTE 9 — INVENTORIES

Inventory balances as of March 31, 2018 and December 31, 2017 are as follow:

	March 31, 2018	December 31, 2016
Raw materials and supplies	$1,658,162	$1,811,749
Work in process	676,643	334,322
Finished goods	—	60,499
Total inventories	$2,334,805	$2,206,570

NOTE 10 — SEGMENTS OF BUSINESS

The Company operates in two distinct business segments within the medical device industry: manufacturing and neurostimulation.

The manufacturing segment includes the manufacturing operations of our wholly owned subsidiary Medi-Line, located in Angleur (Liege), Belgium. Medi-Line manufactures single-use medical devices for the medical and pharmaceutical sectors, including radiopharmacy technology, urology products, and sterilization cases and trays, and designs, develops, and offers worldwide production and supply-chain capabilities for these products to its customers.

The neurostimulation segment includes development, manufacturing, and commercialization of neurostimulation technology for the treatment of various neurological disorders through electrical stimulation of neural tissues. Our first commercial application of its platform will be the Viant™ Deep Brain Stimulation System. Operations for the neurostimulation segment are conducted in the United States, Puerto Rico, Belgium, and Germany.

Other items of revenue not directly related to manufacturing or neurostimulation revenues are categorized as other operating income. Other operating income and expenses not directly related to a specific segment are identified as “other,” and not allocated to segments.

An analysis and reconciliation of the Company’s business segments and geographic information to the respective information in the Condensed Consolidated Financial Statements follows. Revenue by geographic area are presented by allocating revenue from external customers based on where the products are shipped or services are rendered:

Revenue by Segment:

	Three Months Ended March 31,
	2018	2017
Manufacturing	$2,412,026	$—
Neurostimulation	403,901	—
Other	54,107	9,038
Consolidated total	$2,870,034	$9,038

Loss Before Income Tax by Segment:

	Three Months Ended March 31,
	2018	2017
Manufacturing	$265,323	$—
Neurostimulation	(1,105,022)	(1,650,136)
Other (1)	(42,438)	(28,922)
Consolidated total	$(882,137)	$(1,679,058)

(1)	Amounts not allocated to segments include interest income (expense) and other income (expense), and amortization of acquisition intangible assets.

Sales by Geographic Area:

	Three Months Ended March 31,
	2018	2017
Sales Non-domestic locations
United Kingdom	$1,394,930	—
Belgium	845,379	—
Switzerland	207,791	—
Netherlands	207,284	—
Norway	119,581	—
Rest of world	40,962	—
Consolidated sales	2,815,927	—
Other operating revenue	54,107	9,038
Consolidated revenue	$2,870,034	$9,038

Long-Lived Assets:

	as of
	March 31,	December 31,
	2018	2017
Manufacturing	$3,509,423	$3,535,516
Neurostimulation	8,352,743	8,643,118
Other	2,115,641	2,130,690
Consolidated total	$13,977,807	$14,309,324

NOTE 11 –EQUITY

The Company issued the following securities during the three months ended March 31, 2018:

Common Stock Issuances

On March 8, 2018, the Company issued an aggregate of 23,744 shares of the Company’s restricted Common Stock for certain sales and marketing and software consulting services rendered by third-party consultants. The foregoing shares were valued at $14,840. 8,160 of these shares were issued to Daniel Powell, the Company’s vice president of sales and marketing. These shares were issued for services provided by Mr. Powell prior to his employment by the Company.

Warrants

The Company issued no Warrants for the three months ended March 31, 2018.

Options Grants – 2016 Plan

The Company may, from time to time, issue certain equity awards pursuant to our 2016 Omnibus Incentive Plan (the “2016 Plan”). The 2016 Plan was adopted by our board of directors on January 2, 2016, and was subsequently approved by our shareholders. The Company reserved 5,000,000 shares of Common Stock for issuance pursuant option grants under the 2016 Plan.

During the three months ended March 31, 2018, the Company issued stock options to purchase a total of 1,319,700 shares of the Company’s Common Stock under the 2016 Plan, with exercise prices ranging from $0.76 to $0.87 per share, as follows:

(i)	As compensation for service to the Company as chief executive officer, the Company granted to William Rosellini an incentive stock option to purchase up to 250,000 shares of the Company’s restricted Common Stock with an exercise price of $0.76. The option to purchase 125,000 shares of Common Stock was immediately exercisable, and the option to purchase the remaining 125,000 shares of Common Stock vests on the anniversary of the grant date. The Company also granted a non-qualified stock option to purchase up to 900,000 shares of Common Stock with an exercise price of $0.76 per share. The option to purchase 37,500 common shares vests in equal monthly amounts beginning on March 1, 2018. The option to purchase the Company’s Common Stock expires three (3) years from the date they become exercisable pursuant to the grant vesting schedule. The fair value of the options was determined to be $226,009 using the Black-Scholes Option Pricing Model.

(ii)	As compensation for service to the Company as chief commercialization officer, the Company granted to Brian Blischak a non-qualified stock option to purchase up to 57,500 shares of the Company’s restricted Common Stock with an exercise price of $0.76 per share. The option was immediately exercisable at date of issue. The term of the option shall be for a period of eight (8) years from the date of issue. The fair value of the option was determined to be $12,855 using the Black-Scholes Option Pricing Model.

(iii)	As compensation for service to the Company as chief financial officer, the Company granted to Christopher Miller a non-qualified stock option to purchase up to 30,000 shares of the Company’s restricted Common Stock with an exercise price of $0.76 per share. The option was immediately exercisable at date of issue. The term of the option shall be for a period of three (3) years from the date of issue. The fair value of the option was determined to be $6,766 using the Black-Scholes Option Pricing Model.

(iv)	As compensation for service to the Company as vice president sales and marketing, the Company granted to Daniel Powell an incentive stock option to purchase up to 11,000 shares of the Company’s restricted Common Stock with an exercise price of $0.76 per share. The option was immediately exercisable at date of issue. The term of the option shall be for a period of three (3) years from the date of issue. The fair value of the option was determined to be $2,481 using the Black-Scholes Option Pricing Model.

(v)	As compensation for their service to the Company, the Company granted to non-executive employees incentive stock options to purchase up to 46,200 shares of the Company’s restricted Common Stock with an exercise price of $0.76 per share. The option to purchase 31,200 shares was immediately exercisable at date of issue, and the option to purchase 15,000 shares of Common Stock vests in equal monthly amounts of 1,250 beginning on March 1, 2018. The option to purchase the Company’s Common Stock expires three (3) years from the date they become exercisable pursuant to the grant vesting schedule. The fair value of these options was determined to be $10,420 using the Black-Scholes Option Pricing Model.

(vi)	As compensation for service as a director of the Company, the Company granted to Kent J. George a non-qualified stock option to purchase a total of 12,500 shares of the Company’s restricted Common Stock with an exercise price of $0.865 per share. The option was immediately exercisable at date of issue. The term of the option shall be for four (4) years from the date of issue. The fair value of the option was determined to be $3,596 using the Black-Scholes Option Pricing Model.

(vii)	As compensation for service as a director of the Company, the Company granted to Michael Nietzel a non-qualified stock option to purchase a total of 12,500 shares of the Company’s restricted Common Stock with an exercise price of $0.865 per share. The option was immediately exercisable at date of issue. The term of the option shall be for four (4) years from the date of issue. The fair value of the option was determined to be $3,596 using the Black-Scholes Option Pricing Model.

Unless otherwise stated, the issuance of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or contracts relating to compensation as provided under Rule 701.

The options were valued at $258,531 using the Black-Scholes option pricing model, with the following weighted average assumptions:

Risk-free interest rate	2.42%
Expected life	3.16 years
Expected dividends	0.00%
Expected volatility	56.07%
Fair value of the Company’s Common Stock	$0.75

Aggregate options expense recognized for the three months ended March 31, 2018, was $165,017.

As of March 31, 2018, there were 100 shares available for grant under the 2016 Plan, excluding the 4,999,900 options outstanding.

As of March 31, 2018, there were incentive stock options outstanding to purchase an aggregate of 2,682,200 shares of Common Stock, and non-qualified options outstanding to purchase an aggregate of 2,317,700 shares of the Company’s Common Stock and shares available for grant under the 2016 Plan.

Stock option activity, both within and outside the 2016 Plan, and Warrant activity for the three months ended March 31, 2018, are as follows:

	Stock Options		Stock Warrants
	Shares	Weighted Average Price	Shares	Weighted Exercise Price

Outstanding December 31, 2017	3,680,200	$1.08	1,160,761	$2.32
Granted	1,319,700	0.75	—	—
Canceled	—	—	—	—
Expired	—	—	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2018	4,999,900	$0.99	1,160,761	$2.32
Exercisable at March 31, 2018	2,156,865	$1.03	1,160,761	$2.32

The range of exercise prices and remaining weighted average life of the options outstanding at March 31, 2018, were $0.76 to $2.00 and 2.25 to 7.92 years, respectively.

The range of exercise prices and remaining weighted average life of the Warrants outstanding at March 31, 2018, were $1.00 to $3.00 and 1.39 to 4.39 years, respectively.

Unless otherwise stated, the issuance of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or contracts relating to compensation as provided under Rule 701.

NOTE 12 – 2016 OMNIBUS INCENTIVE PLAN

The 2016 Plan was adopted by our board of directors on January 2, 2016 and was subsequently approved by our shareholders. As of March 31, 2018, options to purchase a total of 4,999,900 shares of the Company’s Common Stock were issued under the 2016 Plan, with 1,294,700 options granted having an exercise price of $0.76 per share, 25,000 options granted having an exercise price of $0.865 per share, 2,685,200 options granted having an exercise price of $1.00 per share, 945,000 options granted having an exercise price of $1.25 per share, 25,000 options granted having an exercise price of $1.80 per share, and 25,000 options granted having an exercise price of $2.00 per share. 600,252 options became exercisable immediately upon grant, and the remaining vest in varying amounts ranging from 125,000 annually to monthly increments ranging from 1,250 to 37,500 based on individual stock option agreements. The options have terms as follows: 2,942,200 options have a three-year term from the date they become exercisable; 850,000 options have a four-year term from the date they become exercisable; and 1,207,500 have an eight-year term from the date they become exercisable.

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

Shares Available Under the 2016 Plan

The maximum shares available for issuance under the 2016 Plan are 5,000,000 shares, subject to adjustment as set forth in the 2016 Plan. Any shares subject to an award that expires, is cancelled or forfeited, or is settled for cash shall, to the extent of such cancelation, forfeiture, expiration, or cash settlement, again become available for awards under the 2016 Plan. The committee can issue awards comprised of restricted stock, stock options, stock appreciation rights, stock units, and other awards, as set forth in the 2016 Plan.

Transferability

Except as otherwise provided in the 2016 Plan, (i) during the lifetime of a participant, only the participant or the participant’s guardian or legal representative may exercise an option or stock appreciation right, or receive payment with respect to any other award, and (ii) no award may be sold, assigned, transferred, exchanged, or encumbered, voluntarily or involuntarily, other than by will or the laws of descent and distribution.

Change in Control

In the event of a merger, the surviving or successor entity (or its parent) may continue, assume, or replace outstanding awards as of the date of the relevant transaction, and such awards or replacements therefore shall remain outstanding and be governed by their respective terms. Such awards or replacements can be executed in part on the condition that the contractual obligations represented by the award are expressly assumed by the surviving or successor entity (or its parent), with appropriate adjustments to the number and type of securities subject to the award and the exercise price thereof so as to preserve the intrinsic value of the award existing at the time of the relevant transaction. Alternatively, the surviving or successor entity (or its parent) could issue to a participant a comparable equity-based award that preserves the intrinsic value of the original award existing at the time of the relevant transaction and contains terms and conditions that are substantially similar to those of the award.

If and to the extent that outstanding awards under the 2016 Plan are not continued, assumed, or replaced in connection with a merger or relevant corporate transaction, then all outstanding awards shall become fully vested and exercisable for such period of time prior to the effective date of the relevant transaction as is deemed fair and equitable by the committee, and shall terminate at the effective date of said transaction.

NOTE 13 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2018, the Company had the following transactions with related parties.

Common Stock Issuance

On March 8, 2018, the Company issued 8,160 shares of the Company’s restricted Common Stock to Daniel Powell, the Company’s vice president sales and marketing, for certain sales and marketing consulting services rendered by Mr. Powell prior to his employment by the Company. The foregoing shares were valued at $5,110.

Options Grants – 2016 Plan

On February 28, 2018, the Company issued the following stock options under the 2016 Plan:

(i)	As compensation for service to the Company as chief executive officer, the Company granted to William Rosellini an incentive stock option to purchase up to 250,000 shares of the Company’s restricted Common Stock with an exercise price of $0.76. The option to purchase 125,000 shares of Common Stock was immediately exercisable, and the option to purchase the remaining 125,000 shares of Common Stock vests on the anniversary of the grant date. The Company also granted a non-qualified stock option to purchase up to 900,000 shares of Common Stock with an exercise price of $0.76 per share. The option to purchase 37,500 common shares vests in equal monthly amounts beginning on March 1, 2018. The option to purchase the Company’s Common Stock expires three (3) years from the date they become exercisable pursuant to the grant vesting schedule. The fair value of the options was determined to be $226,009 using the Black-Scholes Option Pricing Model.

(ii)	As compensation for service to the Company as chief commercialization officer, the Company granted to Brian Blischak a non-qualified stock option to purchase up to 57,500 shares of the Company’s restricted Common Stock with an exercise price of $0.76 per share. The option was immediately exercisable at date of issue. The term of the option shall be for a period of eight (8) years from the date of issue. The fair value of the option was determined to be $12,855 using the Black-Scholes Option Pricing Model.

(iii)	As compensation for service to the Company as chief financial officer, the Company granted to Christopher Miller a non-qualified stock option to purchase up to 30,000 shares of the Company’s restricted Common Stock with an exercise price of $0.76 per share. The option was immediately exercisable at date of issue. The term of the option shall be for a period of three (3) years from the date of issue. The fair value of the option was determined to be $6,766 using the Black-Scholes Option Pricing Model.

(iv)	As compensation for service to the Company as vice president sales and marketing, the Company granted to Daniel Powell an incentive stock option to purchase up to 11,000 shares of the Company’s restricted Common Stock with an exercise price of $0.76 per share. The option was immediately exercisable at date of issue. The term of the option shall be for a period of three (3) years from the date of issue. The fair value of the option was determined to be $2,481 using the Black-Scholes Option Pricing Model.

On March 31, 2018, the Company issued the following stock options under the 2016 Plan:

(i)	As compensation for service as a director of the Company, the Company granted to Kent J. George a non-qualified stock option to purchase a total of 12,500 shares of the Company’s restricted Common Stock with an exercise price of $0.865 per share. The option was immediately exercisable at date of issue. The term of the option shall be for four (4) years from the date of issue. The fair value of the option was determined to be $3,596 using the Black-Scholes Option Pricing Model.

(ii)	As compensation for service as a director of the Company, the Company granted to Michael Nietzel a non-qualified stock option to purchase a total of 12,500 shares of the Company’s restricted Common Stock with an exercise price of $0.865 per share. The option was immediately exercisable at date of issue. The term of the option shall be for four (4) years from the date of issue. The fair value of the option was determined to be $3,596 using the Black-Scholes Option Pricing Model.

Unless otherwise stated, the issuance of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or contracts relating to compensation as provided under Rule 701.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company is subject to a patent royalty agreement that requires 3% of net product sales received from commercialization of the 35 patents or other intellectual property acquired in the merger with NXDE to be paid to NXDE, LLC. NXDE, LLC is special purpose entity formed at the time of merger for the purpose of receiving the above-mentioned royalty payments, if any, and is not an affiliate of the Company or NXDE. No sales have been generated from any of the acquired patents or intellectual property.

The Company acquired a non-exclusive license to a portfolio of 86 patents, and is subject to a 6% royalty to Magnus IP GmbH of the net sales of all licensed products sold, licensed, leased, or otherwise disposed of pursuant to the license. No sales have been generated from the licensed intellectual property.

NOTE 15 – CONCENTRATION

For the three months ended March 31, 2018, three of our customers accounted for approximately 38%, 23%, and 14% of sales. No sales were recorded for the three months ended March 31, 2017.

For the three months ended March 31, 2018, the company purchased approximately 16% of its products from one distributor, as compared to the three months ended March 31, 2017, where no distributor accounted for more than 10% of product purchased.

For the three months ended March 31, 2018, one of our customers accounted for 757% of accounts receivable, as compared to the three months ended March 31, 2017, where no customer accounted for more than 10% of accounts receivable.

NOTE 16 - SUBSEQUENT EVENTS

Common Stock Issuances

On April 19, 2018, the Company issued an aggregate of 100,726 shares of the Company’s restricted Common Stock for certain research and development and valuation services provided by third-party consultants. The foregoing shares were valued at $96,308.

Common Stock Redemption

On April 6, 2018, the Company agreed to redeem 200,000 shares of its Common Stock from a former director as consideration for the purchase of certain intellectual property.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and related notes, which are included in Item 1 of this Quarterly Report on Form 10-Q, and with the audited financial statements of the Company, and related notes thereto, for the period ended December 31, 2017, included in our Form 10-K filed with the Securities and Exchange Commission on April 5, 2018.

Overview of Business

We are a medical device company focused on the development, manufacturing, and commercialization of neurostimulation technology for the treatment of various neurological disorders through electrical stimulation of neural tissues. Our neurostimulation technology platform has the potential to provide treatment to patients in several established neurostimulator markets, including deep brain stimulation (DBS), peripheral electrical nerve stimulation (PENS), sacral nerve stimulation (SNS), spinal cord stimulation (SCS), vagus nerve stimulation (VNS), and other emerging neurostimulator markets.

Our first commercial application of our platform will be the Viant™ Deep Brain Stimulation System (or the Viant™ System). We will pursue regulatory approval of the Viant™ System for Parkinson’s disease, essential tremor, and dystonia in Europe in the first half of 2019, and for Parkinson’s disease in the United States in the second half of 2019. The Viant™ DBS device is designed to deliver best-in-class stimulation with the capability to collect local field potential (LFP) recordings. Using LFP surveys, neurologists will be able to quickly and confidently determine where to stimulate to take full advantage of directional leads. Moreover, our devices are designed to be non-invasively upgradable, enabling both physicians and patients to benefit from the latest technology as it is developed, without the need for implantable pulse generator replacement surgery to take advantage of new features.

The Viant™ System continues to meet critical milestones in its development program. Previous generations of the device have been CE Marked and were manufactured and sold to a joint venture between GlaxoSmithKline. We completed the ISO 13485 certification process, which is a pivotal hurdle prior to regulatory submissions to the CE Mark authorities. Design verification, process validation, and testing requirements are nearly complete, and management expects we will complete the technical file in 2018 (with the exception of some longer-duration biocompatibility and shelf life tests). The Company expects to receive a CE Mark in 2019. As related to the United States, we completed the pre-submission meetings with the United States Food and Drug Administration (FDA) in early 2018 to determine scope of requirements for approval of the Viant™ System. As a result of that meeting, we intend to submit an FDA Premarket Approval (PMA) application without a clinical study. The FDA has changed their approach to referencing other manufacturers’ data, which allows us to rely on safety and efficacy data from the nearly 150,000 successful DBS implants that have been completed by other manufacturers.

We have additional opportunities to license the neurostimulator platform to companies focused on enhancements to a comprehensive system offering for closed-loop, chronic disease therapeutics, including advanced computational biology, deep learning utilizing Internet of Medical Things technology, imaging solutions, e-health programs, and big data management and optimization, among others. Once we complete the development of the platform for our DBS application, we will be able to potentially license the platform to capitalize on hundreds of diseases of the nervous system that could be therapeutically addressed with neurostimulation.

We also operate our wholly owned subsidiary, Medi-Line. Medi-Line currently serves 34 medical device customers in 16 countries, including multi-year contracts with Fortune 500 health care companies. The Belgian manufacturer owns state-of-the-art facilities, which feature two validated clean rooms (one assembly clean room Class ISO 7 or C, and one extrusion/injection molding clean room Class ISO 8 or D) and 600m2 of production space. Their capabilities will enable us to de-risk our commercial launch and speed the development of our neurostimulation products.

As of March 31, 2018, we had an accumulated deficit of $4,693,107. For the three months ended March 31, 2018 and 2017, our net loss was $949,669 and $1,679,058, respectively.

We expect that we will continue to incur significant expenses and increasing operating losses relating to our ongoing activities, particularly as we continue to invest in research and development and initiate clinical trials required to receive regulatory approval for our medical devices in both the United States and the European Union. Additionally, when we initiate a launch of one or more of our products, we expect to incur substantial commercialization expenses related to the manufacture and distribution, as well as sales and marketing, of these products. In addition, the Company is subject to additional costs associated with operating as a public company. Accordingly, we may need to obtain additional funding to continue operations. Such financing may not be available to us on acceptable terms, or at all. In the event we require additional capital and are unable to secure such funding, we could be forced to delay, reduce, or eliminate our research and development activities, as well as any future commercialization of our products.

Prior to the acquisition of Medi-Line and NMB, the Company had not generated any revenues, and we financed our operations primarily with net proceeds from the private placements of our Common Stock, and from non-dilutive research and development grant awards. The Company’s ability to generate revenues in addition to the Medi-Line manufacturing revenues will depend heavily on the successful completion of the requisite clinical trials and studies necessary to achieve approval to begin marketing our contemplated neurostimulation devices from the relevant regulatory authorities in the United States and the European Union.

Business Segments

The manufacturing segment includes the manufacturing operations of our wholly owned subsidiary Medi-Line, located in Angleur (Liege), Belgium. Medi-Line manufactures single-use medical devices for the medical and pharmaceutical sectors, including radiopharmacy technology, urology products, and sterilization cases and trays, and designs, develops, and offers worldwide production and supply-chain capabilities for these products to its customers.

The neurostimulation segment includes development, manufacturing, and commercialization of neurostimulation technology for the treatment of various neurological disorders through electrical stimulation of neural tissues. Our first commercial application of its platform will be the Viant™ Deep Brain Stimulation System. Operations for the neurostimulation segment are conducted in the United States, Puerto Rico, Belgium, and Germany.

Other items of revenue not directly related to manufacturing or neurostimulation revenues are categorized as other operating income. Other operating income and expenses not directly related to a specific segment are identified as “other” and not allocated to segments.

Results of Operations

Consolidated Sales Revenue

For the three months ended March 31, 2018, consolidated revenues increased to $2,870,685. The change in consolidated revenues consisted of the following segmented revenue activity:

Revenues by Segment:

	Three Months Ended March 31,
	2018	2017
Manufacturing	$2,412,026	$—
Neurostimulation	403,901	—
Other	54,107	9,038
Consolidated total	$2,870,034	$9,038

Manufacturing segment: For the three months ended March 31, 2018, manufacturing sales were $2,412,027. No prior period comparison for the three months ended March 31, 2017 made as the acquisition of Medi-Line occurred in third quarter of 2017.

Neurostimulation segment: For the three months ended March 31, 2018, neurostimulation sales increased by 403,901 from the three months ended March 31, 2017. Neurostimulation sales reflect the sale of neurostimulation devices and sub-components for operation of the devices for pre-clinical use to a single customer.

Other: For the three months ended March 31, 2018 and 2017, the Company’s other operating revenues were $54,107 and $9,038, respectively. Other operating income consists primarily of Belgian government credits for employing staff in the research and development sector.

Consolidated Earnings (Loss) Before Provision for Taxes on Income

Consolidated loss before provision for taxes for the three months ended March 31, 2018, was $882,137, as compared to a loss of $1,679,058 for the three months ended March 31, 2017.

Loss Before Tax by Segment

	Three Months Ended March 31,		Percent
	2018	2017	Change
Manufacturing	$265,323	$—	—%
Neurostimulation	(1,105,022)	(1,650,136)	(33.0)
Other (1)	(42,438)	(28,922)	46.7
Consolidated total	$(882,137)	$(1,679,058)	(47.5)%

(1)	Amounts not allocated to segments include interest income (expense) and other income (expense), and amortization of acquisition intangible assets.

Manufacturing segment: For the three months ended March 31, 2018, the manufacturing segment income before tax as a percent of manufacturing revenues was 11%. No prior period comparison for the three months ended March 31, 2017 made as the acquisition of Medi-Line occurred in third quarter of 2017.

Neurostimulation segment: For the three months ended March 31, 2018, the neurostimulation segment loss before tax as a percent of neurostimulation revenues was (273.6)%. For the three months ended March 31, 2018 the decrease in loss before tax for the neurostimulation segment was primarily due to $403,901 in device sales for the three months ended March 31, 2018, the associated cost of revenue in the amount of $122,737, and a reduction in research and development expense in the amount of $162,591 quarter over quarter from three months ended March 31, 2017 which reflected no device sales and associated cost of revenues.

Cost of Revenue, Research and Development Expense, and Selling, General, and Administrative Expense

Cost of revenue, research and development expense, and selling, general, and administrative expense as a percentage of revenue were as follows:

	Three Months Ended March 31,
	2018	% Rev	2017		% Rev
Cost of product sold	$1,826,579	63.6%	$		0.0%
Research and development expenses	519,259	18.1		681,850	7,544.3
Selling, general, and administrative expenses	957,180	33.4%		670,361	7,417.1%

Cost of revenue: Consolidated costs of revenue for the three months ended March 31, 2018, increased to 63.6% of revenue from 0% for the three months ended March 31, 2017. The increase was driven by the addition of Medi-Line’s manufacturing activity and neurostimulation device sales quarter over quarter from the three months ended March 31, 2017.

Research and development expenses: Consolidated research and development expenses for the three months ended March 31, 2018, decreased $162,591 to 18.1% of revenue from 7,544.3% for the three months ended March 31, 2017. The net decrease reflects the addition of research and development activity at Medi-Line and an increase in applicable grant related activity recorded as a reduction to research and development expense.

Research and development (“R&D”) expenses consist of the costs associated with our research and discovery efforts related to the design and development of our proposed medical devices. Primarily, R&D expenses are expected to include, but may not be limited to:

●	Facilities, laboratory supplies, equipment, and related expenses;
●	Employee-related expenses, which, among other things, includes salaries, benefits, travel, and stock-based compensation;
●	External R&D activities incurred under arrangements with third parties, such as contract research organizations, manufacturing organizations, consultants, and possibly a scientific advisory board; and
●	License fees and other costs associated with securing and protecting IP.

The Company has been awarded multiple grants and subsidies for its research and development activities, and receives these funds as advance payments and reimbursements for applicable project expenses. The Company recognizes the amounts received in accordance with the contracts as a reduction of research and development expenses over the periods necessary to match the contract on a systematic basis to the costs that it is intended to compensate. The Company records, on the balance sheet, grants receivable (upon meeting the criteria discussed above) until cash is received. For the three months ended March 31, 2018 and 2017, the Company has recorded a credit to research and development expense in the amount of $573,344 and $269,747 respectively, related to these grants and subsidies.

It is expected that the Company’s R&D activities and related expenses will increase significantly in the future as we increase the scope and rate of such efforts and begin more expensive development activities, including clinical trials and similar studies as required by the relevant regulatory authorities in our targeted jurisdictions (i.e., the United States and the European Union).

Selling, general and administrative expenses: General and administrative expenses generally consist of salaries and similar costs associated with employees, including stock-based compensation expense. This category of expenses may also include facility costs and professional fees related to (i) legal and accounting services; (ii) capital formation; (iii) investor and public relations services; and (iv) general corporate consulting services.

For the three months ended March 31, 2018, the Company’s selling, general, and administrative expenses increased $286,819 to 33.4% of revenue from 7,417.1% for the three months ended March 31, 2017. The net increase was driven by the addition of the Medi-Line activity, and a reduction of capital formation costs, and IR/PR costs.

It is expected that our selling, general, and administrative expenses will increase in the future as we expand our R&D activities in pursuit of regulatory approval for our contemplated medical devices, and as we increase sales and marketing expenses related to the sales of our neurostimulation devices. Such a rise in expenses could result from:

●	Increased number of employees;
●	Expanded infrastructure;
●	Higher legal and compliance costs;
●	Increased complexity of our financial statements that could precipitate a rise in our bookkeeping and accounting costs;
●	Higher insurance premiums; or
●	Increased need for investor and public relation services.

Depreciation and Amortization

Depreciation and amortization expenses consist of amortization of acquired intangibles and depreciation buildings, capital improvements, capitalized building lease, office equipment, and furniture and fixtures. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets.

During the year ended December 31, 2016, the Company acquired $6,120,000 in patents pertaining to the cardiovascular disease technology acquired in the merger with NXDE, and acquired $3,190,000 in patent licenses for the underlying patents referred to as the Siemens Patents. NMB holds patents and licenses totaling $1,053,097 related to our neurostimulation technology and devices. The amortization period for each of the individual patents depends on the legal terms for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. The patents and patent licenses are amortized using the straight-line method over the remaining time until expiration. The majority of these patents and patents underlying the license will expire between 2019 and 2036. Through the acquisition of Medi-Line, the Company acquired intangible assets with a fair value in the amount of $1,550,000 for trade secrets and know-how and $600,000 for customer relationships.

For the three months ended March 31, 2018 and 2017, the Company’s depreciation expenses were $63,417 and $12,187, respectively. For the three months ended March 31, 2018 and 2017, the Company’s amortization expenses were $303,740 and $285,738, respectively.

Interest Income (Expense)

For the three months ended March 31, 2018, the Company’s interest expense was $81,996, and for the three months ended March 31, 2017, interest expense, net of interest income, was $172. For the three months ended March 31, 2018, interest expense includes interest on bank loans and credit facilities, interest on leasing, interest on convertible debt, interest on shareholder notes, and non-cash amortizing interest for the original discount of convertible debt in the amount of $34,283. For the three months ended March 31, 2017, net interest income (expense) includes interest income on related party loans, interest on leasing, interest on credit facilities, and interest on stockholder notes.

Other Income (Expense), Net of Interest Income (Expense)

For the three months ended March 31, 2018 and 2017, the Company recorded other income, net of other expenses, in the amount of $0 and recorded an expense in the amount of $37,788, respectively.

Provision for Income Taxes

For the three months ended March 31, 2018, the Company recorded a provision for Belgian corporate income taxes in the amount of $67,532 based on the net income for Medi-Line for three months ended March 31, 2018. For the three months ended March 31, 2017 no provision for income tax was recorded.

Liquidity and Capital Resources

Sources of Liquidity

Prior to the acquisition of NMB and its subsidiary Medi-Line, the Company had not generated any revenues. We have financed our operations to date through private placements, National Institutes of Health awards for research and development projects, and loans from the Company’s largest shareholder, RS.

2016 Private Placement

On December 2, 2016 (the “Closing Date”), the Company closed on a private placement (the “2016 Private Placement”). We received $2,864,946 in net cash proceeds from the issuance of 2,864,946 units in the 2016 Private Placement at $1.00 per unit. Each unit consisted of one share of restricted Common Stock and one warrant to purchase one additional share of restricted Common Stock. The warrants have an exercise price of $2.00 per share, and expire 36 months from the closing date of the 2016 Private Placement.

2017 Private Placement & Common Stock Sale

On July 20, 2017, the Company closed on a private placement, pursuant to which it received $1,165,000 from the sale and issuance of 932,000 shares of restricted Common Stock. The shares of Common Stock were offered at $1.25 per share. In addition, on October 9, 2017, the Company issued 150,000 shares of restricted Common Stock pursuant to a common stock purchase agreement. The purchase price was $1.00 per share and the Company received $150,000.

Research and Development Grants

Our wholly owned subsidiary Pulsus Medical, LLC was awarded $751,000 of federal research grants applicable to Pulsus Medical, LLC’s products, and these funds became available to the Company beginning in the quarter ended September 30, 2017. The Company has been awarded a grant by the Cancer Prevention and Research Institute of Texas, which was approved in the amount of $395,156, and received $324,841 in December 2017 and $67,315 in January 2018.

NMB has been awarded subsidies from the Public Service of Wallonia - Department of Technology Development and the Research Programs Department. NMB currently has a total of $975,280 in remaining awarded funds to be received, including a $459,526 recorded as current accounts receivable and $515,754 to be reimbursed for future expenses. NMB has received approval for a grant application from the Public Service of Wallonia in the amount of $1,342,067. This grant funded research and development project is expected to commence in fourth quarter of 2018.

Medi-Line has been awarded subsidies from the Public Service of Wallonia - Department of Technology Development and the Research Programs Department. Medi-Line currently has a total of $1,063,028 in remaining awarded funds to be received, including a $354,916 recorded as current accounts receivable and $708,112 to be reimbursed for future expenses. Medi-Line has received approval for a grant application from the Public Service of Wallonia in the amount of $783,255. This grant funded research and development project is expected to commence in fourth quarter of 2018.

2017 Tax Grant

On December 27, 2017, NXPROC, a wholly owned subsidiary of the Company, was granted a tax exemption pursuant to Act number 73-2008 (“ACT 73”) by the Government of Puerto Rico, Department of Economic Development and Commerce (“PRIDCO”). The exemption allows NXPROC to obtain tax credits in the amount of fifty percent (50%) of approved applicable research and development expenses of NXPROC. These tax credits can be used to offset current year income taxes, or, if no income tax is due, can be sold to companies operating in Puerto Rico to offset their Puerto Rican income tax. In the case of a sale of the tax credits, the tax credits are typically sold at a discount to the dollar value of the credits.

As of May 2, 2018, the Company has received all government approvals and certifications from PRIDCO and received tax credits in the amount of $732,340 which have been posted to Departamento De Hacienda (the Puerto Rican Department of Finance) system and are available for sale by the Company. The Company anticipates executing Purchase and Sale Agreements for the entire amount of the tax credits realizing proceeds in excess of 80% of the face value of the credits over the next 30 days.

Issuances for Services

During the fiscal years 2016 and 2017 the Company has issued an aggregate of 1,139,167 shares of Common Stock for certain research and development, legal, corporate structuring, software development, marketing and valuation consulting services rendered by third-party consultants. The foregoing shares were valued at $782,645.

During the three months ended March 31, 2018, the Company issued an aggregate of 23,744 shares of restricted Common Stock and recorded $74,187 in Equity instruments to be issued for certain software development, research and development, marketing and valuation services to third-party consultants. The foregoing services were valued at $89,027.

As of March 31, 2018, we had cash on hand of $347,484. Based upon our budgeted burn rate, and along with expected grant funding and the sale of the NXRPOC tax credits, we currently have operating capital for approximately three months. The Company has historically relied on equity or debt financing and federal research and development subsidies to finance its ongoing operations.

During the next 12 months, the Company may elect to issue additional debt or equity either by private placement or a registered offering. There can be no assurance that the Company will be successful in completing any new debt and/or equity financing, or receive assignments of grants. If the Company is unable to secure needed financing, or is unable to secure such financing on terms we find favorable, we may be forced to delay, limit, or terminate product development and/or future product commercialization.

Future Financing, Continued Operations

Until such time, if ever, as we can generate substantial revenues to cover the development and commercialization of our neurostimulation technology platform, we expect to finance our cash needs through a combination of future debt and equity financing, as well as expected non-dilutive research grant awards. Besides certain grant awards, as described above, we do not have any committed external source of funds. To the extent that we secure additional capital through the sale of equity securities or convertible debt, the ownership interest of our stockholders may be diluted, and the terms of any such securities we issue may include liquidation or other preferences that adversely affect the rights of common stockholders. In cases where we secure certain debt financing, if any such is available, we may become subject to certain covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, or declaring dividends. In the event we are unable to secure needed financing, or are unable to secure such financing on terms we find favorable, we may be forced to delay, limit, or terminate product development and/or future commercialization of the same.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support, or other benefits.

Critical Accounting Policies

Our management’s discussion and analysis of the Company’s financial condition and results of operations is based on our consolidated financial statements, which were prepared in conformity with generally accepted accounting principles. The preparation of our consolidated financial statements requires us to establish accounting policies and make estimates and assumptions that affect our reported amounts of assets and liabilities at the date of the consolidated financial statements. These consolidated financial statements include some estimates and assumptions that are based on informed judgments and estimates of management. We evaluate our policies and estimates on an on-going basis, and discuss the development, selection, and disclosure of critical accounting policies with the board of directors. Predicting future events is inherently an imprecise activity, and as such requires the use of judgment. Our consolidated financial statements may differ based upon different estimates and assumptions.

The Company’s significant accounting policies are described in more detail in the notes to our consolidated financial statements, above. See Note 2, Summary of Significant Accounting Policies, which we believe set forth the most critical accounting policies to aid you in fully understanding and evaluating our financial condition and results of operations.

New Accounting Pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks is limited to changes in interest rates. We do not use derivative financial instruments as part of an overall strategy to manage market risk. We have no investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Due to the recent acquisitions of foreign subsidiaries, and the integration of those entities, management is in the process of evaluating internal disclosure controls and procedures, and, as such, our chief executive officer and chief financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective due to the lack of implementation of disclosure internal controls and procedures across all operating entities.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use, or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

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

Management conducted an evaluation of the effectiveness, as of March 31, 2018, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective due to the recent acquisitions of foreign subsidiaries for which internal controls over reporting across all operating entities have not been implemented. Management is in the process of evaluating internal controls over financial reporting across all operating entities that can be effectively executed and monitored.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2018, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

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

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, and are not required to provide the information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is an enumeration of all securities issued by the Company during the quarter ended March 31, 2018 that have not been registered under the Securities Act.

On March 8, 2018, the Company issued an aggregate of 23,744 shares of the Company’s restricted Common Stock for certain sales and marketing and software consulting services rendered by third-party consultants. The foregoing shares were valued at $14,840. 8,160 of these shares were issued to Daniel Powell, the Company’s vice president of sales and marketing. These shares were issued for services provided by Mr. Powell prior to his employment by the Company.

During the three months ended March 31, 2018, the Company issued stock options to purchase a total of 1,319,700 shares of the Company’s Common Stock under the 2016 Plan, with exercise prices ranging from $0.76 to $0.87 per share, as follows:

(i)	As compensation for service to the Company as chief executive officer, the Company granted to William Rosellini an incentive stock option to purchase up to 250,000 shares of the Company’s restricted Common Stock with an exercise price of $0.76. The option to purchase 125,000 shares of Common Stock was immediately exercisable, and the option to purchase the remaining 125,000 shares of Common Stock vests on the anniversary of the grant date. The Company also granted a non-qualified stock option to purchase up to 900,000 shares of Common Stock with an exercise price of $0.76 per share. The option to purchase 37,500 common shares vests in equal monthly amounts beginning on March 1, 2018. The option to purchase the Company’s Common Stock expires three (3) years from the date they become exercisable pursuant to the grant vesting schedule. The fair value of the options was determined to be $226,009 using the Black-Scholes Option Pricing Model.

(ii)	As compensation for service to the Company as chief commercialization officer, the Company granted to Brian Blischak a non-qualified stock option to purchase up to 57,500 shares of the Company’s restricted Common Stock with an exercise price of $0.76 per share. The option was immediately exercisable at date of issue. The term of the option shall be for a period of eight (8) years from the date of issue. The fair value of the option was determined to be $12,855 using the Black-Scholes Option Pricing Model.

(iii)	As compensation for service to the Company as chief financial officer, the Company granted to Christopher Miller a non-qualified stock option to purchase up to 30,000 shares of the Company’s restricted Common Stock with an exercise price of $0.76 per share. The option was immediately exercisable at date of issue. The term of the option shall be for a period of three (3) years from the date of issue. The fair value of the option was determined to be $6,766 using the Black-Scholes Option Pricing Model.

(iv)	As compensation for service to the Company as vice president sales and marketing, the Company granted to Daniel Powell an incentive stock option to purchase up to 11,000 shares of the Company’s restricted Common Stock with an exercise price of $0.76 per share. The option was immediately exercisable at date of issue. The term of the option shall be for a period of three (3) years from the date of issue. The fair value of the option was determined to be $2,481 using the Black-Scholes Option Pricing Model.

(v)	As compensation for their service to the Company, the Company granted to non-executive employees incentive stock options to purchase up to 46,200 shares of the Company’s restricted Common Stock with an exercise price of $0.76 per share. The option to purchase 31,200 shares was immediately exercisable at date of issue, and the option to purchase 15,000 shares of Common Stock vests in equal monthly amounts of 1,250 beginning on March 1, 2018. The option to purchase the Company’s Common Stock expires three (3) years from the date they become exercisable pursuant to the grant vesting schedule. The fair value of these options was determined to be $10,420 using the Black-Scholes Option Pricing Model.

(vi)	As compensation for service as a director of the Company, the Company granted to Kent J. George a non-qualified stock option to purchase a total of 12,500 shares of the Company’s restricted Common Stock with an exercise price of $0.865 per share. The option was immediately exercisable at date of issue. The term of the option shall be for four (4) years from the date of issue. The fair value of the option was determined to be $3,596 using the Black-Scholes Option Pricing Model.

(vii)	As compensation for service as a director of the Company, the Company granted to Michael Nietzel a non-qualified stock option to purchase a total of 12,500 shares of the Company’s restricted Common Stock with an exercise price of $0.865 per share. The option was immediately exercisable at date of issue. The term of the option shall be for four (4) years from the date of issue. The fair value of the option was determined to be $3,596 using the Black-Scholes Option Pricing Model.

Unless otherwise stated, the issuance of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or contracts relating to compensation as provided under Rule 701.

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

Nexeon MedSystems Inc

Dated: May 21, 2018	By:	/s/ William Rosellini
William Rosellini Chief Executive Officer (Principal Executive Officer)

Dated: May 21, 2018	By:	/s/ Christopher R. Miller
Christopher R. Miller Chief Financial Officer (Principal Financial and Accounting Officer)

