Form 10-Q
period 2018-06-30
NEXEON MEDSYSTEMS INC
filed 2018-08-13
CIK 1416172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 13, 2018, the registrant had 1,965,646 shares of common stock, par value $0.001 per share, issued and outstanding.

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

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	June 30, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$342,121	$883,962
Accounts receivable	1,532,982	1,877,743
Grants receivable	1,182,722	804,152
Inventory	2,155,844	2,206,570
Other current assets	106,221	157,621
Total Current Assets	$5,319,890	$5,930,048

Property, plant and equipment, net	3,506,406	3,569,832
Investments	112,072	112,072
Intangible assets, net	10,135,368	10,739,492
Total Assets	$19,073,736	$20,351,444

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	2,443,899	2,575,399
Accrued liabilities	1,356,468	503,751
Current portion of long-term debt, net of original discount	1,483,637	866,479
Advance grant payments	568,858	935,817
Deferred liabilities	181,067	174,230
Accrued interest	74,612	78,049
Total Current Liabilities	6,108,541	5,133,725

Long-term debt, net of original discount	2,586,691	3,348,730
Total Liabilities	$8,695,232	$8,482,455

Stockholders' Equity
Common stock - 75,000,000 shares authorized, $.001 par value; 1,965,646 and 1,970,915 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,966	1,971
Additional paid-in capital	15,743,360	15,523,606
Equity instruments to be issued	65,839	65,839
Accumulated deficit	(5,419,115)	(3,743,438)
Accumulated other comprehensive income (loss)	(13,546)	21,011
Total Stockholders' Equity	10,378,504	11,868,989

Total Liabilities and Stockholders' Equity	$19,073,736	$20,351,444

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPRENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues	$2,819,164	$106,196	$5,689,198	$115,234
Cost of revenue	2,015,515	47,195	3,842,094	47,195
Gross profit	803,649	59,001	1,847,104	68,039

Selling, general, and administrative expenses	1,199,508	464,609	2,156,688	1,134,970
Research and development expenses	687,579	621,034	1,206,838	1,302,884
Depreciation and amortization	364,816	300,147	731,973	598,072

(Loss) from operations	(1,448,254)	(1,326,789)	(2,248,395)	(2,967,887)

Other Income (Expense)
Interest income – related party	—	614	—	1,954
Interest expense	(76,000)	(1,443)	(157,996)	(2,955)
Loss on stock exchange	—	—	—	(37,788)
Write-off of loan to related party	—	(167,262)	—	(167,262)
Gain on sale of patent	160,000	—	160,000	—

Loss before provision (benefit) for taxes	(1,364,254)	(1,494,880)	(2,246,391)	(3,173,938)
Provision (benefit) for taxes	(638,246)	—	(570,714)	—

Net (loss)	$(726,008)	$(1,494,880)	(1,675,677)	(3,173,938)

Other comprehensive income
Foreign currency translation adjustment	(33,593)	(40,174)	(34,557)	(104,405)

Comprehensive loss	(759,601)	(1,535,054)	(1,710,234)	(3,278,343)

BASIC AND DILUTED PER SHARE DATA:
Net Loss per common share, basic and diluted	$(0.37)	$(0.88)	$(0.85)	$(1.94)
Weighted average common shares outstanding, basic and diluted	1,972,189	1,703,883	1,971,790	1,635,246

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,675,677)	$(3,173,938)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	731,973	598,070
Stock-based compensation	379,749	540,775
Loss on exchange for stock	—	37,788
Gain on sale of patent	(160,000)	—
Loss on write-off of loan receivable	—	167,262
Non-cash interest	68,567	—
Change in operating assets and liabilities:
Accounts receivable	303,450	4,615
Grants receivable	(392,108)	(935,343)
Inventory	(10,576)	(10,493)
Other current asset	50,377	(78,435)
Accounts payable	(95,755)	252,858
Accrued interest receivable – related party	—	(1,370)
Accrued liabilities	924,278	(36,442)
Advance grant payments	(369,255)	(122,708)
Accrued interest payable	(3,437)	595
Deferred liabilities	(35,458)	(12,492)
Net cash provided by (used in) operating activities	(283,872)	(2,769,258)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable – related party	—	(56,051)
Additions to property plant and equipment	(60,121)	(10,724)
Net cash used in investing activities	(60,121)	(66,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common stock	—	990,936
Proceeds from debt	362,459	2,688
Repayment to related party	—	32,527
Repayment of debt	(557,315)	(20,334)
Repayment to related party	—	(415)
Net cash provided by (used in) financing activities	(194,856)	1,005,402

Effects of exchange rate changes on cash	(2,992)	6,304

Net increase (decrease) in cash and cash equivalents	(541,841)	(1,824,327)
Cash and cash equivalents at beginning of year	883,962	2,124,795
Cash and cash equivalents at end of year	$342,121	$300,468

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest	$89,429	$2,360
Cash paid during period for taxes	3,452	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Redemption of stock for patent sale	$160,000	$—

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

Organization and Operations

Nexeon MedSystems Inc was incorporated in the State of Nevada on December 7, 2015. Nexeon MedSystems Inc is a neuromodulation medical device manufacturing company. As a development-stage enterprise, the Company’s primary purpose is to develop and commercialize its neurostimulation technology platform for the treatment of various disorders via electrical stimulation of tissues associated with the nervous system. The neurostimulation technology platform was acquired through the acquisition of Nexeon MedSystems Belgium, SPRL (“NMB”). During 2016, the Company formed the following wholly owned subsidiaries: Nexeon MedSystems Europe, SARL (“Nexeon Europe”), Nexeon MedSystems Puerto Rico Operating Company Corporation (“NXPROC”), and Pulsus Medical LLC. Nexeon Europe is the holding company for NXPROC and Nexeon MedSystems Belgium, SPRL (“NMB”). NXPROC is focused on advanced computational biology and deep learning utilization associated with the Internet of Medical Things technology. Pulsus Medical, LLC conducts research and development related to cardiovascular disease technology acquired in its merger with Nexeon MedSystems, Inc., a private Delaware corporation (“NXDE”). On September 1, 2017, through its wholly owned subsidiary Nexeon Europe, the Company completed the acquisition of NMB, along with NMB’s wholly owned subsidiaries Medi-Line, S.A. (“Medi-Line”) and its holding company INGEST, SPRL (“INGEST”), which are incorporated under the laws of Belgium. INGEST is the holding company for Medi-Line. The Company believes Medi-Line provides the medical device manufacturing expertise and experience needed to scale its business.  Medi-Line is a leading global source of innovative medical device solutions, with existing customers that include Fortune 50 companies and neurostimulator companies. On September 27, 2017 Nexeon MedSystems Inc began trading on the OTCQB platform under the symbol “NXNN”.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Nexeon MedSystems Inc and its wholly owned subsidiaries NXPROC, Nexeon Europe, Pulsus Medical, LLC, and NMB as of June 30, 2018 and December 31, 2017, and for the three and six months ended June 30, 2018 and 2017. The financial statements include the accounts of Medi-Line and INGEST as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018. The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements, and with the instructions for Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements of the Company, and related notes thereto, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2017. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2018, and the results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Inventories

The value of inventories, comprised solely of finished goods, are stated at the lesser of net realizable value or cost, determined using the first-in, first-out (“FIFO”) method. To value inventory, management must estimate excess or obsolete inventory, as well as inventory that is not of saleable quality. This valuation involves an inherent level of risk and uncertainty due to the unpredictability of trends in the industry and customer demand for the Company’s products. In assessing the ultimate realization of inventories, management must make judgments as to future demand requirements, and compare those with the current or committed inventory levels. Reserve requirements generally increase as demand decreases due to market conditions and technological and product life-cycle changes. Write-downs of excess and obsolete inventories were $0 and $0 in the six months ended June 30, 2018 and 2017, respectively. Future events and variations in valuation methods or assumptions may cause significant fluctuations in this estimate, and could have a material impact on the Company’s results.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share as required by Accounting Standards Codification subtopic 260-10, “Earnings per Share” (“ASC 260-10”). Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. Basic and diluted earnings per share were the same for the three and six months ended June 30, 2018 and 2017, respectively, as the Company has no dilutive securities.

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

The Company has been awarded grants subsidies for ongoing research and development projects from the National Institutes of Health Department of Health and Human Services, through the Public Service of Wallonia - Department of Technology Development and the Research Programs Department (the Wallonia region is located in South Brussels, in Belgium), and the Cancer Prevention and Research Institute of Texas to support our research projects with potential for commercialization. The Company receives the funding in a combination of advance payments at commencement of a project and through reimbursement requests. Invoices for applicable research, and development expenses as expenses are incurred. These grants and subsidies provide non-dilutive funds that do not include a repayment obligation. Participation by the granting agency typically accounts for 50% to 100% of the project costs in grants or subsidies.

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

As of June 30, 2018, the Company has $1,182,722 in grants receivable for project expenses invoiced and to be invoiced, but not yet paid, which have been recorded as a reduction of research and development expense in the accompanying statement of operations, and $568,858 in advance payments received and yet to be expended.

Foreign Currency Translation and Transactions

The Company’s reporting currency is the U.S. dollar. The Company’s operations in Belgium use their local currencies as their functional currency. The financial statements in foreign currency are translated into U.S. Dollars (“USD”) in accordance with ASC Topic 830, Foreign Currency Translation. All assets and liabilities are translated at the period-end currency exchange rate. Stockholders’ equity items are translated at the historical rates, and income statement items are translated at the average exchange rate prevailing during the period. Translation adjustments resulting from this process are reported under other comprehensive income (“OCI”) in accordance with ASC Topic 220, Reporting Comprehensive Income as a Component of Stockholders’ Equity. Foreign exchange transaction gains and losses are reflected in the statement of comprehensive income.

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

Investments in Non-Consolidated Subsidiaries

Investments in non-consolidated entities are accounted for using the equity method or cost basis, depending upon the level of ownership and/or the Company's ability to exercise significant influence over the operating and financial policies of the investee. When the equity method is used, investments are recorded at original cost, and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company's share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. The Company accounts for its investment in MicroTransponder, Inc. under the cost method due to the lack of significant influence.

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

Common stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement), provided that such contracts are indexed to our own stock, as defined in ASC 815-40 “Contracts in Entity's Own Equity.” We classify as assets or liabilities any contracts that require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess classification of our common stock, par value $0.001 per share (“Common stock”) purchase warrants at each reporting date to determine whether a change in classification between assets and liabilities is required.

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

During the six months ended June 30, 2018 and 2017, the Company recognized stock-based compensation expense aggregating $267,188 and $161,848, respectively, for Common stock options issued to Company personnel, directors, and consultants. During the six months ended June 30, 2018 and 2017, the Company paid stock-based compensation consisting of restricted Common stock to non-employees consultants and recognized an aggregate of $112,561 and $378,927 in expense, respectively.

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

Due to RS controlling both the Company and NMB, the acquisition has been recorded as a combination of entities under common control, and the results of NMB for the three and six months ended June 30, 2018 and 2017 are reported retrospectively on a consolidated basis in the Company’s financial statements.

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

We believe Medi-Line provides the medical device manufacturing expertise and experience needed to scale our business. Medi-Line is a leading global source of innovative medical device solutions, with existing customers that include Fortune 50 companies and neurostimulator companies. Medi-Line seeks to provide high quality and efficiency in the development, engineering, and manufacturing of medical devices for the med-tech and pharmaceutical industries.

The acquisition of INGEST and Medi-Line was accounted for using the acquisition method, and, accordingly, the results of operations of INGEST and Medi-Line were reported in the Company's financial statements beginning on August 30, 2017, the date of acquisition.

Unaudited Pro Forma Consolidated Results

The following table provides unaudited pro forma results of operations for the three and six months ended June 30, 2018 and 2017, as if INGEST and Medi-line had been acquired as of January 1, 2017. The pro forma results include the effect of certain purchase accounting adjustments, such as the estimated changes in depreciation and amortization expense on the acquired tangible and intangible assets, and the recognition of grant subsidies. Pro forma results do not include any anticipated cost savings or other effects of the planned integration of INGEST and Medi-Line. Accordingly, such amounts are not necessarily indicative of the results if the acquisition had occurred on the dates indicated, or which may occur in the future.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues	$2,819,164	$1,676,322	$5,689,198	$3,735,103
Net income (loss)	(726,008)	(1,363,947)	(1,675,677)	(2,911,905)
Net income (loss) per common share, basic and diluted	(0.37)	(0.80)	(0.85)	(1.78)

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained operating losses since inception, and has an accumulated deficit of $5,419,115 as of June 30, 2018. In addition, the Company does not have sufficient continuing revenue to cover its future operating expenses. The Company currently has limited liquidity, and has not completed its efforts to establish an additional source of revenues sufficient to cover all of the projected operating costs of the ongoing neurostimulation research and development activities over an extended period of time. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern. The Company will need to seek additional financing for continued operations, but there is no guarantee such financing will be available or on terms favorable to the Company. In the third quarter of 2018, the Company began to consolidate its manufacturing facilities in Niel, Belgium with its Medi-Line operations in Liege, Belgium.  These operations include a facility, equipment, research and development staff, general and administrative.  There is no guarantee these reductions by the Company will alleviate the going concern.

NOTE 5 – LOANS AND LEASES

Loans and leases consist of the following as of June 30, 2018:

Notes Payable

12.00% Senior Secured Convertible Promissory Note:

On August 21, 2017, the Company entered into a securities purchase agreement with Leonite Capital, LLC (“LC”), a Delaware limited liability company, to provide the Company with additional resources to conduct its business. Pursuant to the securities purchase agreement, LC purchased a unit consisting of (i) a note in the principal amount of $1,120,000 at an original issue discount of $120,000, (ii) warrants to purchase 500,000 shares of the Company’s Common stockcommon stock, and (iii) commitment shares equaling 100,000 shares of the Company’s restricted common stockstock, valued at $100,000. Interest is at the rate of 12.00% per annum, and the maturity date is 24 months from the date of issue. The note is a senior secured obligation of the Company, with priority over all future indebtedness of the Company. LC shall have the right at any time, at LC’s option, to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the note into fully paid and non-assessable shares of common stockstock, or any shares of capital stockCommon stock, subject to beneficial ownership limitations of a maximum of 4.99% of outstanding common stockstock of the Company at time of conversion. The conversion price shall be, at the option of LC, $1.75, subject to a one-time re-pricing 275 days after the closing, or (ii) 80% multiplied by the price per share paid by the investors in a subsequent equity financing. An amount of $274,266 was recorded on the balance sheet as an original discount including a $120,000 original discount, $100,000 in restricted common stockstock and $54,266 as the fair value of the warrants issued in the transaction. The $274,266 will be expensed as interest expense over the 24-month term of the loan. For the LC loan, $933,333 is recorded as Current portion of long-term debt, net of original discount, and $186,667 is recorded as Long-term debt, net of original discount on the balance sheet. $(137,136) of the original discount is recorded as Current portion of long-term debt, net of original discount, and $(22,852) is recorded as Long-term debt, net of original discount on the balance sheet.

1.27% Secured bank Loan:

On August 29, 2017, Medi-Line entered into a credit contract with CBC Banque SA (“CBC Banque”) in the original amount of approximately $2,036,362 (€1,700,000 EUR). The loan is secured by a mortgage on the Medi-Line manufacturing facility, and carries an interest rate of 1.27% per annum, with a seven-year term having monthly payments of interest and principal of approximately $23,365 (€21,175 EUR). $275,012 of the outstanding balance is recorded as Current portion of long-term debt, net of original discount on the balance sheet, and $1,524,527 is recorded as Long-term debt, net of original discount on the balance sheet.

1.27% Secured Bank Loan:

On August 29, 2017, NMB entered into a credit contract with CBC Banque in the original amount of approximately $329,412 (€275,000 EUR). The loan carries an interest rate of 1.27% per annum, with a seven-year term having monthly payments of interest and principal of approximately $4,103 (€ 3,425 EUR). The loan is secured by the shares of NMB. $44,487 of the outstanding balance is recorded as Current portion of long-term debt, net of original discount portion on the balance sheet, and $235,697 is recorded as Long-term debt, net of original discount on the balance sheet.

0.72% Secured Bank Loan:

On May 7, 2016, Medi-Line entered into a credit contract with CBC Banque in the original amount of approximately $68,781 (€57,420 EUR). The loan carries an interest rate of 0.72% per annum, with a 48-month term having monthly payments of interest and principal of approximately $1,454 (€ 1,214 EUR). The loan is secured by the assets of Medi-Line. Proceeds of the loan were used to acquire manufacturing equipment. The loan is secured by the shares of NMB. $15,379 of the outstanding balance is recorded as Current portion of long-term debt, net of original discount on the balance sheet, and $19,025 is recorded as Long-term debt, net of original discount on the balance sheet.

Loan Subsidy:

NMB was awarded a loan subsidy through the Public Service of Wallonia in the amount of $598,665 (€499,779 EUR). Of the total amount awarded, $179,600 (€149,934 EUR) is categorized as loan, with repayment amounts ranging from $5,986 to $23,947 annually from 2018 through 2032. The current portion of the liability is recorded as Current portion of long-term debt, net of original discount on the balance sheet in the amount of $5,987, and $176,613 is included as Long-term debt, net of original discount on the balance sheet. The award amounts in excess of the loan amount are invoiced for reimbursement and recorded as a credit to applicable research and development expenses.

Revolving Credit:

The Company has a revolving credit card with BB&T Financial with an outstanding balance of $12,996 as of June 30, 2018, a credit limit of $60,000, and a current APR of 25.4%; and a revolving credit card with Comerica Bank with an outstanding balance of $10,706 as of June 30, 2018, a credit limit of $11,000, and a current APR of 22.7%.

Floating Rate Secured Line of Credit:

On February 23, 2018, Medi-Line’s line of credit with CBC Banque was amended to increase the advance amount to €300,000 ($369,561) and to structure the financing as a straight loan with an interest rate of 1.25% above the EURIBOR rate for the period the funds are drawn down. The €300,000 was be available for drawdown through April 30, 2018, at which point the facility was reduced to €200,000, and further reduced €100,000 on May 31, 2018. The security includes a pledge of Medi-Line business assets in the amount of €300,000. The outstanding balance as of June 30, 2018 in the amount of $116,478 is recorded as Current portion of long-term debt, net of original discount on the balance sheet.

Capital Leases

Building Lease:

On December 13, 2005, Medi-Line entered into a capital lease facility for the financing of the manufacturing facility construction in the amount of $3,425,880 (€2,860,000 EUR), with a 15-year term. Quarterly lease payments excluding VAT are $46,730 (€39,202 EUR). The Company has the right to purchase the building at the end of the lease term for three percent (3%) of the original lease amount. $183,305 of the outstanding balance is recorded as Current portion of long-term debt, net of original discount, and $470,014 is recorded as Long-term debt, net of original discount on the balance sheet.

Equipment Lease:

On February 4, 2015, the Company entered into a sale-leaseback transaction with Biotech Coaching S.A. for the sale and lease in the original amount of $131,765 (€110,000 EUR) for medical and clean-room equipment. In March 2015, the Company commenced leasing the equipment, with a 36-month term. Monthly lease payments excluding VAT are $3,824 (€3,192 EUR). The Company has the right to purchase the equipment at the end of the lease term for a residual value of $1,579 (€1,318 EUR). The remaining balance of the lease in the amount of $ 23,090 is recorded as Current portion of long-term debt, net of original discount on the balance sheet.

Carrying Amount
Long-Term Debt

12.00% Senior Convertible Secured Note, amortization begins 2018, 2019 maturity	1,120,000
1.27% Secured Bank Loan, monthly amortization, 2024 maturity	1,799,539
1.27% Secured Bank Loan, monthly amortization, 2024 maturity	280,184
0.72% Secured Bank Loan, monthly amortization, 2020 maturity	34,404
Floating Rate Secured Line of Credit	116,478
Loan Subsidy, amortization begins 2018, 2032 maturity	179,600
Revolving Credit	23,702
Capitalized Building Lease	653,319
Capitalized Equipment Lease	23,090
Less: Original purchase discount, net of amortization	(159,988)
Total Debt	4,070,328
Less: Current portion of debt, net of original discount current portion	(1,483,637)
Total Long-Term Debt	$2,586,691

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

NOTE 6 – INCOME TAXES

The Company is incorporated in the United States of America, and is subject to United States federal taxation. No provisions for United States income taxes have been made, as the Company had no U.S. taxable income for the six months ended June 30, 2018 and 2017. The effective income tax rate for the Company for the three months ended June 30, 2018 and 2017 were 21% and 34%, respectively. One of our subsidiaries generated income, and as of June 30, 2018 we accrued income tax in the amount of $22,481 according to the Belgian corporate income tax rate, but the other subsidiaries reported a loss and no tax provision was recorded. Beginning in 2018, the corporate income tax (“CIT”) levied in Belgium has been reduced to an effective rate of 29.58%. No state, region, or municipal income tax is levied.

As of June 30, 2018, the Company has approximately $10,347,301 of net operating losses (“NOL”) carryovers to offset taxable income, if any, in future years, which expire in fiscal 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to the NOL period because it is more likely than not that all of the deferred tax assets will not be realized.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017; the transition of U.S international taxation from a worldwide tax system to a territorial system; and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing, but have kept the full valuation allowance. As a result, we have recorded no United States income tax expense in the six months ended June 30, 2018.

The Belgian government enacted in December 2017 a significant tax reform law. The new tax legislation contains several key tax provisions, including the reduction of the corporate income tax rate from the current 33.99% to 29.58% in 2018 and 2019, and 25% from 2021. Additionally, the use of net operating losses (which could previously offset 100% of taxable income) is now limited to offset only 70% of taxable income.

On December 27, 2017, NXPROC was granted a tax exemption pursuant to Act number 73-2008 (“ACT 73”) by the Government of Puerto Rico, Department of Economic Development and Commerce (“PRIDCO”). The exemption allows NXPROC to obtain tax credits in the amount of fifty percent (50%) of approved applicable research and development expenses of NXPROC on an annual basis. As of July 23, 2018, the Company has received all government approvals and certifications from PRIDCO and received tax credits in the amount of $732,340, for research and development activity in 2017, which had been posted to Departamento De Hacienda (the Puerto Rican Department of Finance) system and the Company has received $593,195 in net proceeds from the sale of all available tax credits realizing proceeds of 81% of the face value of the tax credits and recorded a benefit to provision for income taxes in the amount of $593,195 for the proceeds from these tax credit sales.

For the six months ended June 30 2018, the net provision for income tax was a benefit of $570,714 after taking into account the provision for income tax in the amount of $22,481 from the Belgian subsidiary and the benefit to provision for income tax in the amount of $593,195 for the NXPROC tax credit sales.

NOTE 7 – PROPERTY PLANT and EQUIPMENT

Property plant and equipment at cost and accumulated depreciation as of June 30, 2018 and December 31, 2017 were:

	Estimated useful lives	June 30, 2018	December 31, 2017
Land		$96,884	$96,884
Capitalized building	39 years	3,017,552	3,017,552
Machinery and equipment	5 to 15 years	735,780	677,734
Total property plant and equipment – gross		3,850,216	3,792,170
Less: accumulated depreciation		(343,810)	(222,338)
Total property plant and equipment – net		$3,506,406	$3,569,832

Property plant and equipment depreciation expense for the six months ended June 30, 2018 was $125,813, and for the 6 months ended June 30, 2017 was $25,375.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets that have finite useful lives are amortized over their estimated useful lives. Intangible assets as of June 30, 2018 and December 31, 2017 are as follows:

	Estimated useful lives	June 30, 2018	December 31, 2017
Intangible assets with definitive lives:
Patents, licenses, and intellectual property	4 to 20 years	$10,363,097	10,363,097
Fair value of customer relationships at acquisition	10 years	600,000	600,000
Less: accumulated amortization		(2,377,729)	(1,773,605)
Patents, licenses, and intellectual property – net		8,585,368	9,189,492

Intangible assets with indefinite lives:
Fair value of trade secrets and know-how at acquisition		1,550,000	1,550,000

Intangible asset amortization expense for the six months ended June 30, 2018 was $606,160, and for the 6 months ended June 30, 2017 was $572,697.

NOTE 9 – INVENTORIES

Inventory balances as of June 30, 2018 and December 31, 2017 are as follow:

	June 30, 2018	December 31, 2017
Raw materials and supplies	$1,411,886	$1,811,749
Work in process	743,958	334,322
Finished goods	—	60,499
Total inventories	$2,155,844	$2,206,570

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

An analysis and reconciliation of the Company’s business segments and geographic information to the respective information in the Condensed Consolidated Financial Statements follows. Revenue by geographic area are presented by allocating revenue from external customers based on where the products are shipped or services are rendered:

Revenue by Segment:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Manufacturing	$2,768,623	$—	$5,180,649	$—
Neurostimulation	(8,849)	98,277	395,052	98,277
Other	59,390	7,919	113,497	16,957
Consolidated total	$2,819,164	$106,196	$5,689,198	$115,234

Loss Before Income Tax by Segment:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Manufacturing	$(91,205)	$—	$174,118	$—
Neurostimulation	(1,400,988)	(1,334,708)	(2,506,010)	(2,984,844)
Other (1)	127,939	(160,172)	85,501	(189,094)
Consolidated total	$(1,364,254)	$(1,494,880)	$(2,246,391)	$(3,173,938)

(1)	Amounts not allocated to segments include interest income (expense) and other income (expense), and amortization of acquisition intangible assets.

Sales by Geographic Area:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Sales Non-domestic locations
United Kingdom	$1,248,579	$98,277	$2,643,509	$98,277
Belgium	884,309	—	1,729,688	—
Switzerland	189,176	—	396,967	—
Netherlands	141,884	—	349,168	—
Norway	225,589	—	345,170	—
Rest of world	70,237	—	111,199	—
Consolidated sales	2,759,774	98,277	5,575,701	98,277
Other operating revenue	59,390	7,919	113,497	16,957
Consolidated revenue	$2,819,164	$106,196	$5,689,198	$115,234

Long-Lived Assets:

	as of
	June 30,	December 31,
	2018	2017
Manufacturing	$3,476,826	$3,535,516
Neurostimulation	8,064,356	8,643,118
Other	2,100,592	2,130,690
Consolidated total	$13,641,774	$14,309,324

NOTE 11 – EQUITY

We effected a 1-for-14 reverse stock split of our outstanding common stock, or, the “Reverse Stock Split”, on June 25, 2018 and, unless otherwise indicated, all per share amounts set forth herein have been retroactively restated to reflect the Reverse Stock Split.

The Company issued the following securities during the six months ended June 30, 2018:

Common Stock Issuances

On March 8, 2018, we issued an aggregate of 1,697 shares of restricted Common Stock for certain sales and marketing and software consulting services rendered by third-party consultants. The foregoing shares were valued at $14,840. 583 of these shares were issued to Daniel Powell, the Company’s vice president of sales and marketing at the time of issuance. These shares were issued for services provided by Mr. Powell prior to his employment by the Company.

On April 19, 2018, we issued an aggregate of 7,195 shares of restricted Common Stock for certain research and development and valuation services provided by third-party consultants. The foregoing shares were valued at $97,721

Common Stock Redemption

On May 22, 2018, the Company redeemed and cancelled 14,286 shares of its Common Stock from a former director as consideration for the purchase of certain intellectual property.

Warrants

The Company issued no Warrants for the six months ended June 30, 2018.

Options Grants – 2016 Plan

The Company may, from time to time, issue certain equity awards pursuant to our 2016 Omnibus Incentive Plan (the “2016 Plan”). The 2016 Plan was adopted by our board of directors on January 2, 2016, and was subsequently approved by our shareholders. On July 8, 2018, the Board of Directors of the Company approved an increase in the number of shares of common stock reserved for issuance pursuant to option grants under the 2016 Plan to 450,000 shares of common stock.

During the six months ended June 30, 2018, the Company granted stock options to purchase a total of 96,947 shares of the Company’s common stock under the 2016 Plan, with exercise prices ranging from $10.64 to $20.00 per share, as follows:

(i)	As compensation for service to the Company as chief executive officer, the Company granted to William Rosellini an incentive stock option to purchase up to 17,858 shares of the Company’s restricted common stock with an exercise price of $10.64. The option to purchase 8,929 shares of common stock was immediately exercisable, and the option to purchase the remaining 8,929 shares of common stock vests on the anniversary of the grant date. The Company also granted a non-qualified stock option to purchase up to 64,286 shares of common stock with an exercise price of $10.64 per share. The option to purchase 2,679 common shares vests in equal monthly amounts beginning on March 1, 2018. The option to purchase the Company’s common stock expires three (3) years from the date they become exercisable pursuant to the grant vesting schedule. The fair value of the options was determined to be $226,009 using the Black-Scholes Option Pricing Model.

(ii)	As compensation for service to the Company as chief commercialization officer, the Company granted to Brian Blischak a non-qualified stock option to purchase up to 4,108 shares of the Company’s restricted common stock with an exercise price of $10.64 per share. The option was immediately exercisable at date of issue. The term of the option shall be for a period of eight (8) years from the date of issue. The fair value of the option was determined to be $12,855 using the Black-Scholes Option Pricing Model.

(iii)	As compensation for service to the Company as chief financial officer, the Company granted to Christopher Miller a non-qualified stock option to purchase up to 2,143 shares of the Company’s restricted common stock with an exercise price of $10.64 per share. The option was immediately exercisable at date of issue. The term of the option shall be for a period of three (3) years from the date of issue. The fair value of the option was determined to be $6,766 using the Black-Scholes Option Pricing Model.

(iv)	As compensation for service to the Company as vice president sales and marketing, the Company granted to Daniel Powell an incentive stock option to purchase up to 786 shares of the Company’s restricted common stock with an exercise price of $10.64 per share. The option was immediately exercisable at date of issue. The term of the option shall be for a period of three (3) years from the date of issue. The fair value of the option was determined to be $2,481 using the Black-Scholes Option Pricing Model.

(v)	As compensation for their service to the Company, the Company granted to non-executive employees incentive stock options to purchase up to 3,301 shares of the Company’s restricted common stock with an exercise price of $10.64 per share. The option to purchase 2,229 shares was immediately exercisable at date of issue, and the option to purchase 1,072 shares of common stock vests in equal monthly amounts of 90 beginning on March 1, 2018. The option to purchase the Company’s common stock expires three (3) years from the date they become exercisable pursuant to the grant vesting schedule. The fair value of these options was determined to be $10,420 using the Black-Scholes Option Pricing Model.

(vi)	As compensation for service as a director of the Company, the Company granted to Kent J. George non-qualified stock options to purchase a total of 893 shares of the Company’s restricted common stock on March 31, 2018 and 893 shares of the Company’s restricted common stock on June 30, 2018 with an exercise prices of $12.11 and $20.00 per share respectively. The options were immediately exercisable at date of issue. The term of the options shall be for four (4) years from the date of issue. The fair value of the option was determined to be $9,373 using the Black-Scholes Option Pricing Model.

(vii)	As compensation for service as a director of the Company, the Company granted to Michael Nietzel non-qualified stock options to purchase a total of 893 shares of the Company’s restricted common stock on March 31, 2018 and 893 shares of the Company’s restricted common stock on June 30, 2018 with an exercise prices of $12.11 and $20.00 per share respectively. The options were immediately exercisable at date of issue. The term of the options shall be for four (4) years from the date of issue. The fair value of the option was determined to be $9,373 using the Black-Scholes Option Pricing Model.

(viii)	As compensation for service as a director of the Company, the Company granted to Wes Dittmer a non-qualified stock option to purchase a total of 893 shares of the Company’s restricted common stock with an exercise price of $20.00 per share. The option was immediately exercisable at date of issue. The term of the option shall be for four (4) years from the date of issue. The fair value of the option was determined to be $5,778 using the Black-Scholes Option Pricing Model.

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

The options were valued at $283,056 using the Black-Scholes option pricing model, with the following weighted average assumptions:

Risk-free interest rate	2.43%
Expected life	3.26 years
Expected dividends	0.00%
Expected volatility	55.97%
Fair value of the Company's Common Stock	$10.93

Aggregate options expense recognized for the six months ended June 30, 2018, was $267,188.

As of June 30, 2018, there were 90,175 shares available for grant under the 2016 Plan, excluding the 359,825 options outstanding.

As of June 30, 2018, there were incentive stock options outstanding to purchase an aggregate of 191,592 shares of common stock, and non-qualified options outstanding to purchase an aggregate of 168,233 shares of the Company's common stock. Stock option activity, both within and outside the 2016 Plan, and Warrant activity for the six months ended June 30, 2018, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding December 31, 2017	262,878	$15.07	82,926	$32.52
Granted	96,947	10.93	—	—
Canceled	—	—	—	—
Expired	—	—	—	—
Exercised	—	—	—	—
Outstanding at June 30, 2018	359,825	$13.95	82,926	$32.52
Exercisable at June 30, 2018	190,575	$14.32	82,926	$32.52

The range of exercise prices and remaining weighted average life of the options outstanding at June 30, 2018, were $10.64 to $28.00 and 2.13 to 7.67 years, respectively.

The range of exercise prices and remaining weighted average life of the Warrants outstanding at June 30, 2018, were $28.00 to $42.00 and 1.14 to 4.15 years, respectively.

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

NOTE 12 – 2016 OMNIBUS INCENTIVE PLAN

The 2016 Plan was adopted by our board of directors on January 2, 2016 and was subsequently approved by our shareholders. On July 8, 2018, the Board of Directors of the Company approved an increase in the number of shares of common stock reserved for issuance pursuant to option grants under the 2016 Plan to 450,000 shares of common stock. As of June 30, 2018, options to purchase a total of 359,825 shares of the Company's common stock were granted under the 2016 Plan with the following exercise prices and terms at grant date:

	as of June 30, 2018
		Options to		Options to
	Exercise Price	Purchase Shares	Term (yrs)	Purchase Shares
	$10.64	92,482	3	210,177
	12.11	1,786	4	63,396
	14.00	191,804	8	86,252
	17.50	67,502
	20.00	2,679
	25.20	1,786
	28.00	1,786
Total Shares		359,825		359,825

The 2016 Plan is administered by the compensation committee which currently consists of three independent directors. The committee performs  the requisite duties with respect to awards granted. The committee currently determines to whom awards are made, the timing of any such awards, the type of securities, and number of shares covered by each award, as well as the terms, conditions, performance criteria, restrictions, and other provisions of awards. The committee has the authority to cancel or suspend awards, accelerate the vesting, or extend the exercise period of any awards made pursuant to the 2016 Plan.

Shares Available Under the 2016 Plan

The maximum shares available for issuance under the 2016 Plan are 450,000 shares, subject to adjustment as set forth in the 2016 Plan. Any shares subject to an award that expires, is cancelled or forfeited, or is settled for cash shall, to the extent of such cancelation, forfeiture, expiration, or cash settlement, again become available for awards under the 2016 Plan. The committee can issue awards comprised of restricted stock, stock options, stock appreciation rights, stock units, and other awards, as set forth in the 2016 Plan.

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

NOTE 13 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2018, the Company had the following transactions with related parties.

Common stock Issuance

On March 8, 2018, the Company issued 583 shares of the Company’s restricted Common stock to Daniel Powell, the Company’s vice president sales and marketing, for certain sales and marketing consulting services rendered by Mr. Powell prior to his employment by the Company. The foregoing shares were valued at $5,100.

Options Grants – 2016 Plan

On February 28, 2018, the Company granted the following stock options under the 2016 Plan:

(i)	As compensation for service to the Company as chief executive officer, the Company granted to William Rosellini an incentive stock option to purchase up to 17,858 shares of the Company’s restricted common stock with an exercise price of $10.64. The option to purchase 8,929 shares of common stock was immediately exercisable, and the option to purchase the remaining 8,929 shares of common stock vests on the anniversary of the grant date. The Company also granted a non-qualified stock option to purchase up to 64,286 shares of common stock with an exercise price of $10.64 per share. The option to purchase 2,679 common shares vests in equal monthly amounts beginning on March 1, 2018. The option to purchase the Company’s common stock expires three (3) years from the date they become exercisable pursuant to the grant vesting schedule. The fair value of the options was determined to be $226,009 using the Black-Scholes Option Pricing Model.

(ii)	As compensation for service to the Company as chief commercialization officer, the Company granted to Brian Blischak a non-qualified stock option to purchase up to 4,108 shares of the Company’s restricted common stock with an exercise price of $10.64 per share. The option was immediately exercisable at date of issue. The term of the option shall be for a period of eight (8) years from the date of issue. The fair value of the option was determined to be $12,855 using the Black-Scholes Option Pricing Model.

(iii)	As compensation for service to the Company as chief financial officer, the Company granted to Christopher Miller a non-qualified stock option to purchase up to 2,143 shares of the Company’s restricted common stock with an exercise price of $10.64 per share. The option was immediately exercisable at date of issue. The term of the option shall be for a period of three (3) years from the date of issue. The fair value of the option was determined to be $6,766 using the Black-Scholes Option Pricing Model.

(iv)	As compensation for service to the Company as vice president sales and marketing, the Company granted to Daniel Powell an incentive stock option to purchase up to 786 shares of the Company’s restricted common stock with an exercise price of $10.64 per share. The option was immediately exercisable at date of issue. The term of the option shall be for a period of three (3) years from the date of issue. The fair value of the option was determined to be $2,481 using the Black-Scholes Option Pricing Model.

On March 31, 2018, the Company granted the following stock options under the 2016 Plan:

(i)	As compensation for service as a director of the Company, the Company granted to Kent J. George a non-qualified stock option to purchase a total of 893 shares of the Company’s restricted common stock with an exercise price of $12.11 per share. The option was immediately exercisable at date of issue. The term of the option shall be for four (4) years from the date of issue. The fair value of the option was determined to be $3,596 using the Black-Scholes Option Pricing Model.

(ii)	As compensation for service as a director of the Company, the Company granted to Michael Nietzel a non-qualified stock option to purchase a total of 893 shares of the Company’s restricted Common stock with an exercise price of $12.11 per share. The option was immediately exercisable at date of issue. The term of the option shall be for four (4) years from the date of issue. The fair value of the option was determined to be $3,596 using the Black-Scholes Option Pricing Model.

On June 30, 2018, the Company granted the following stock options under the 2016 Plan:

(i)	As compensation for service as a director of the Company, the Company granted to Kent J. George a non-qualified stock option to purchase a total of 893 shares of the Company’s restricted common stock with an exercise price of $20.00 per share. The option was immediately exercisable at date of issue. The term of the option shall be for four (4) years from the date of issue. The fair value of the option was determined to be $5,778 using the Black-Scholes Option Pricing Model.

(ii)	As compensation for service as a director of the Company, the Company granted to Michael Nietzel a non-qualified stock option to purchase a total of 893 shares of the Company’s restricted common stock with an exercise price of $20.00 per share. The option was immediately exercisable at date of issue. The term of the option shall be for four (4) years from the date of issue. The fair value of the option was determined to be $5,778 using the Black-Scholes Option Pricing Model.

(iii)	As compensation for service as a director of the Company, the Company granted to Wes Dittmer a non-qualified stock option to purchase a total of 893 shares of the Company’s restricted common stock with an exercise price of $20.00 per share. The option was immediately exercisable at date of issue. The term of the option shall be for four (4) years from the date of issue. The fair value of the option was determined to be $5,778 using the Black-Scholes Option Pricing Model.

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

NOTE 15 – CONCENTRATION

For the six months ended June 30, 2018, two of our customers accounted for approximately 46.0% and 23.9% of revenue. For the six months ended June 30, 2017, one of our customers accounted for 100%.

For the six months ended June 30, 2018, the company purchased approximately 25.6% of its products from one distributor, as compared to the six months ended June 30, 2017, where no distributor accounted for more than 10% of product purchased.

For the six months ended June 30, 2018, one of our customers accounted for 73.0% of accounts receivable, as compared to the six months ended June 30, 2017, where no customer accounted for more than 10% of accounts receivable.

For the three months ended June 30, 2018, two of our customers accounted for approximately 54.6% and 25.9% of sales. For the three months ended June 30, 2017, one of our customers accounted for 100%.

For the three months ended June 30, 2018, the company purchased approximately 32.3% of its products from one distributor, as compared to the three months ended June 30, 2017, where no distributor accounted for more than 10% of product purchased.

NOTE 16 - SUBSEQUENT EVENTS

On July 22, 2018, the Company granted to a new employee at NXPROC incentive stock options to purchase up to 38,572 shares of the Company’s restricted common stock with an exercise price of $11.00 per share. On August 1, 2018 the options to purchase 2,946 shares vested and an additional 758 shares vest on a monthly basis for the following 47 months. The term of the option shall be for a period of three (3) years from the date of vesting. The fair value of the option was determined to be $92,789 using the Black-Scholes Option Pricing Model.

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

We also operate our wholly owned subsidiary, Medi-Line. Medi-Line currently serves over 30 medical device customers in 16 countries, including multi-year contracts with Fortune 500 health care companies. The Belgian manufacturer owns state-of-the-art facilities, which feature two validated clean rooms (one assembly clean room Class ISO 7 or C, and one extrusion/injection molding clean room Class ISO 8 or D) and 600m2 of production space. Its capabilities will enable us to reduce risks associated with our commercial launch and speed the development of our neurostimulation products.

As of June 30, 2018, we had an accumulated deficit of $5,419,115 For the six months ended June 30, 2018 and 2017, our net loss was $1,675,677 and $3,173,938 respectively.

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

Results of Operations

Consolidated Sales Revenue

For the six months ended June 30, 2018:

Consolidated revenues increased to $5,689,198. The change in consolidated revenues consisted of the following segmented revenue activity:

	Six Months Ended June 30,
	2018	2017
Manufacturing	$5,180,649	$—
Neurostimulation	395,052	98,277
Other	113,497	16,957
Consolidated total	$5,689,198	$115,234

Manufacturing segment: Manufacturing sales were $5,180,649. No prior period comparison for the six months ended June 30, 2017 made as the acquisition of Medi-Line occurred in third quarter of 2017.

Neurostimulation segment: Neurostimulation sales increased by $296,775 or 302% from the six months ended June 30, 2017. Neurostimulation sales reflect the sale of neurostimulation devices and sub-components for operation of the devices for pre-clinical use to a single customer. The increase for the six months ended June 30, 2018 over the six months ended June 30, 2017 is due to scheduled deliveries pursuant to a development, manufacturing and supply agreement with the customer.

Other: The Company’s other operating revenues for the six months ended June 30, 2018 and 2017 were $113,497 and $16,957, respectively. The increase of 569% over the prior six months was primarily due to the inclusion of Medi-Line other operating income for the six months ended June 30, 2018. Other operating income consists primarily of Belgian government credits for employing staff in the research and development sector.

For the three months ended June 30, 2018:

	Three Months Ended June 30,
	2018	2017
Manufacturing	$2,768,623	$—
Neurostimulation	(8,849)	98,277
Other	59,390	7,919
Consolidated total	$2,819,164	$106,196

Manufacturing segment: Manufacturing sales were $2,768,623. No prior period comparison for the three months ended June 30, 2017 is provided as the acquisition of Medi-Line occurred in third quarter of 2017.

Neurostimulation segment: Neurostimulation sales decreased by $107,126 as no neurostimulation sales were recorded in the three months ended June 30, 2018. The $8,849 debit to revenue for the six months ended June 30, 2018 is due to the change in currency conversion rate for the six month ended period compared to the three month period ended March 31, 2018 when the revenues occurred.

Other: The Company’s other operating revenues for the three months ended June 30, 2018 and 2017 were $59,390 and $7,919, respectively. The increase of 650% over the prior six months was primarily due to the inclusion of Medi-Line other operating income for the three months ended June 30, 2018.

Consolidated Earnings (Loss) Before Provision for Taxes on Income

For the six months ended June 30, 2018:

Consolidated loss before provision (benefit) for taxes for the six months ended June 30, 2018, was $2,246,391, as compared to a loss of $3,173,938 for the six months ended June 30, 2017.

Loss Before Tax by Segment:

	Six Months Ended June 30,		Percent
	2018	2017	Change
Manufacturing	$174,118	$—	—%
Neurostimulation	(2,506,010)	(2,984,844)	(16.0)
Other (1)	85,501	(189,094)	(145.2)
Consolidated total	$(2,246,391)	$(3,173,938)	(29.2)%

(1)	Amounts not allocated to segments include interest income (expense) and other income (expense), and amortization of acquisition intangible assets.

Manufacturing segment: Manufacturing segment income before provision (benefit) for taxes as a percent of manufacturing revenues was 3.4%. No prior period comparison for the six months ended June 30, 2017 is provided as the acquisition of Medi-Line occurred in third quarter of 2017.

Neurostimulation segment: The neurostimulation segment loss before provision (benefit) for taxes as a percent of neurostimulation revenues was (634)%. For the six months ended June 30, 2018 the decrease in loss before tax for the neurostimulation segment was primarily due to $395,092 in device sales for the six months ended June 30, 2018 compared to $98,277 for the six months ended June 30, 2017.

For the three months ended June 30, 2018:

Consolidated loss before provision (benefit) for taxes for the three months ended June 30, 2018, was $1,364,254, as compared to a loss of $1,494,880 for the three months ended June 30, 2017.

Loss Before Tax by Segment:

	Three Months Ended June 30,		Percent
	2018	2017	Change
Manufacturing	$(91,205)	$—	—%
Neurostimulation	(1,400,988)	(1,334,708)	5.0
Other (1)	127,939	(160,172)	(179.9)
Consolidated total	$(1,364,254)	$(1,494,880)	(8.74)%

(1)	Amounts not allocated to segments include interest income (expense) and other income (expense), and amortization of acquisition intangible assets.

Manufacturing segment: Manufacturing segment income before provision (benefit) for taxes as a percent of manufacturing revenues was (3.3)%. No prior period comparison for the three months ended June 30, 2017 is provided as the acquisition of Medi-Line occurred in third quarter of 2017.

Neurostimulation segment: For the three months ended June 30, 2018 the increase in loss before provision (benefit) for taxes for the neurostimulation segment was primarily due to no device sales for the three months ended June 30, 2018 compared to $98,277 in device sales for the three months ended June 30, 2017.

Cost of Revenue, Research and Development Expense, and Selling, General, and Administrative Expense

For the six months ended June 30, 2018:

Cost of revenue, research and development expense, and selling, general, and administrative expense as a percentage of revenue were as follows:

	Six Months Ended June 30,
	2018	% Rev	2017	% Rev
Cost of product sold	$3,842,094	67.5%	$47,195	41.0%
Research and development expenses	1,206,838	21.2	1,302,884	1,130.6
Selling, general, and administrative expenses	2,156,688	37.9%	1,134,970	984.9%

Cost of revenue: Consolidated costs of revenue increased to 67.5% of revenue from 41.0% for the six months ended June 30, 2018. The increase was driven by the addition of Medi-Line’s manufacturing activity and neurostimulation device sales for the six months ended June 30, 2017.

Research and development expenses: Consolidated research and development expenses decreased $96,046 to 21.2% of revenue from 1,130.6% for the six months ended June 30, 2017. The net decrease reflects the addition of research and development activity at Medi-Line and a decrease in R&D consulting for the six months ended June 30, 2018. The percentage decrease reflects the addition of Medi-Line revenues.

Selling, general, and administrative expenses increased $1,021,718 and decreased to 37.9% of revenue from 984.9% for the six months ended June 30, 2017. The net increase was driven by the addition of the Medi-Line activity, and a reduction of costs related to capital formation IR/PR, and corporate structuring. The percentage decrease reflects the addition of Medi-Line revenues.

For the three months ended June 30, 2018:

Cost of revenue, research and development expense, and selling, general, and administrative expense as a percentage of revenue were as follows:

	Three Months Ended June 30,
	2018	% Rev	2017	% Rev
Cost of product sold	$2,015,515	71.5%	$47,195	44.4%
Research and development expenses	687,579	24.4	621,034	584.8
Selling, general, and administrative expenses	1,199,508	42.5%	464,609	437.5%

Cost of revenue: Consolidated costs of revenue increased to 71.5% of revenue from 44.4% for the three months ended June 30, 2017. The increase was driven by the addition of Medi-Line’s manufacturing activity and product mix for sales at Medi-Line for the three months ended June 30, 2018.

Research and development expenses: Consolidated research and development expenses increased $66,545 and decreased to 24.4% of revenue from 584.8% for the three months ended June 30, 2017. The net increase reflects the addition of research and development activity at Medi-Line and the percentage decrease reflects the addition of Medi-Line revenues.

Selling, general, and administrative expenses increased $734,899 and decreased to 42.5% of revenue from 437.5% for the three months ended June 30, 2017. The net increase was driven by the addition of the Medi-Line activity. The percentage decrease reflects the addition of Medi-Line revenues.

It is expected that the Company’s Research and development (“R&D”) activities and related expenses will increase significantly in the future as we increase the scope and rate of such efforts and begin more expensive development activities, including clinical trials and similar studies as required by the relevant regulatory authorities in our targeted jurisdictions (i.e., the United States and the European Union).

R&D expenses consist of the costs associated with our research and discovery efforts related to the design and development of our proposed medical devices. Primarily, R&D expenses are expected to include, but may not be limited to:

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

The Company has been awarded multiple grants and subsidies for its research and development activities, and receives these funds as advance payments and reimbursements for applicable project expenses. The Company recognizes the amounts received in accordance with the contracts as a reduction of research and development expenses over the periods necessary to match the contract on a systematic basis to the costs that it is intended to compensate. The Company records, on the balance sheet, grants receivable (upon meeting the criteria discussed above) until cash is received. For the six months ended June 30, 2018 and 2017, the Company has recorded a credit to research and development expense in the amount of $949,578 and $1,058,050 respectively, related to these grants and subsidies.

Selling, general and administrative expenses generally consist of salaries and similar costs associated with employees, including stock-based compensation expense. This category of expenses may also include facility costs and professional fees related to (i) legal and accounting services; (ii) capital formation; (iii) investor and public relations services; and (iv) general corporate consulting services.

It is expected that our selling, general, and administrative expenses will increase in the future as we expand our R&D activities in pursuit of regulatory approval for our contemplated medical devices, and as we increase sales and marketing expenses related to the sales of our neurostimulation devices.

Depreciation and Amortization

Depreciation and amortization expenses consist of amortization of acquired intangibles and depreciation of buildings, capital improvements, capitalized building lease, office equipment, and furniture and fixtures. Property, plant and equipment is depreciated using the straight-line method over the estimated useful lives of the assets.

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

For the six months ended June 30, 2018 and 2017, the Company's depreciation expense was $125,813 and $25,375, respectively. For the six months ended June 30, 2018 and 2017, the Company's amortization expense was $606,160 and $572,697, respectively.

For the three months ended June 30, 2018 and 2017, the Company's depreciation expense was $63,396 and $13,188, respectively. For the three months ended June 30, 2018 and 2017, the Company's amortization expense was $302,420 and $286,959, respectively.

Interest Income (Expense)

For the three and six months ended June 30, 2018, the Company's interest expense was $76,000 and $157,996 respectively and for the three and six months ended June 30, 2017, interest expense, net of interest income, was $829 and $1,001, respectively. Interest expense includes interest on bank loans and credit facilities, interest on leasing, interest on convertible debt, interest on shareholder notes, and non-cash amortizing interest for the original discount of convertible debt in the amount of $34,283 and $68,567 for the three and six months ended June 30, 2018.

Other Income (Expense)

For the three and six months ended June 30, 2018 the Company recorded other income, net of other expenses, in the amount of $84,000 and $2,004, respectively. On May 22, 2018 the Company redeemed and cancelled 14,286 shares of its common stock from a former director as consideration for the purchase of certain intellectual property. These shares were valued at $160,000 and recorded as gain on sale of patent. For the three and six months ended June 30, 2017, the Company recorded other expense, net of other income, in the amount of $168,091 and $206,051, respectively. In the second quarter of 2017, the Company recorded a charge for the write-off of a loan in the amount of $167,262 and in the first quarter of 2017 recorded a charge of $37,788 for the exchange of stock held for investment.

Provision for Income Taxes

For the six months ended June 30, 2018, the Company recorded a provision for Belgian corporate income taxes in the amount of $22,481 based on the net income for Medi-Line. For the six months ended June 30, 2017 no provision for income tax was recorded.

On December 27, 2017, NXPROC was granted a tax exemption pursuant to Act number 73-2008 (“ACT 73”) by the Government of Puerto Rico, Department of Economic Development and Commerce (“PRIDCO”). The exemption allows NXPROC to obtain tax credits in the amount of fifty percent (50%) of approved applicable research and development expenses of NXPROC on an annual basis. As of July 23, 2018, the Company has received all government approvals and certifications from PRIDCO and received tax credits in the amount of $732,340, for research and development activity in 2017, which had been posted to Departamento De Hacienda (the Puerto Rican Department of Finance) system and the Company has received $593,195 in net proceeds from the sale of all available tax credits realizing proceeds of 81% of the face value of the tax credits. For the six months ended June 30, 2018, the Company recorded a benefit to provision for income taxes in the amount of $593,195 for the sale of these tax credits.

For the six months ended June 30 2018, the net provision for income tax was a benefit of $570,714 after taking into account the provision for income tax in the amount of $22,481 from the Belgian subsidiary and the benefit to provision for income tax in the amount of $593,195 for the NXPROC tax credit sales.

Liquidity and Capital Resources

Sources of Liquidity

Prior to the acquisition of NMB in and its subsidiary Medi-Line in August of 2017, the Company had not generated any revenues. We have financed our operations to date through private placements, National Institutes of Health awards for research and development projects, and loans from the Company's largest shareholder, RS.

2016 Private Placement

On December 2, 2016, the Company closed on a private placement (the “2016 Private Placement”). We received $2,864,946 in net cash proceeds from the issuance of 204,659 units in the 2016 Private Placement at $14.00 per unit. Each unit consisted of one share of restricted common stock and one warrant to purchase one additional share of restricted common stock. The warrants have an exercise price of $28.00 per share, and expire 36 months from the closing date of the 2016 Private Placement.

2017 Private Placement & Common Stock Sale

On July 20, 2017, the Company closed on a private placement, pursuant to which it received $1,165,000 from the sale and issuance of 66,580 shares of restricted common stock (the “2017 Private Placement”). The shares of common stock were offered at $17.50 per share. In addition, on October 9, 2017, the Company issued 10,715 shares of restricted Ccommon stock pursuant to a common stock purchase agreement. The purchase price was $14.00 per share and the Company received $150,000.

Research and Development Grants

Our wholly owned subsidiary Pulsus Medical, LLC was awarded $751,000 of federal research grants applicable to Pulsus Medical, LLC’s products, and these funds became available to the Company beginning in the quarter ended September 30, 2017. The Company has been awarded a grant by the Cancer Prevention and Research Institute of Texas, which was approved in the amount of $392,156, and received $324,841 in December 2017 and $67,315 in January 2018.

NMB has been awarded subsidies from the Public Service of Wallonia - Department of Technology Development and the Research Programs Department. As of June 30, 2018, NMB currently has a total of $922,165, in remaining awarded funds to be received, including a $759,796 recorded as current accounts receivable and $162,369 to be reimbursed for future expenses for current projects. NMB has received approval for a grant application from the Public Service of Wallonia in the amount of $1,268,975. This grant funded research and development project is expected to commence in fourth quarter of 2018.

Medi-Line has been awarded subsidies from the Public Service of Wallonia - Department of Technology Development and the Research Programs Department. As of June 30, 2018, Medi-Line currently has a total of $1,005,134 in remaining awarded funds to be received, including a $422,926 recorded as current accounts receivable and $582,208 to be reimbursed for future expenses for current projects. Medi-Line has received approval for a grant application from the Public Service of Wallonia in the amount of $740,597. This grant funded research and development project is expected to commence in fourth quarter of 2018.

The Company has received notification from the National Institute of Neurological Disorders and Stroke (NINDS) that is has been approved, pending milestone negotiations, for funding of an U44 Cooperative Agreement Award (U44NS108148) under the BRAIN Initiative. The award provides $1,554,477 to support the development and clinical evaluation of a software tool to improve DBS programming through multi-modal mapping of disease-related neural signals, images/models, and device data. The project is expected to begin in September 2018, pending final milestone negotiations with NINDS. The Puerto Rico Science, Technology, and Research Trust has committed $100,000 in matching funds to support the first phase of the project.

2017 Tax Grant

On December 27, 2017, NXPROC was granted a tax exemption pursuant to Act number 73-2008 (“ACT 73”) by the Government of Puerto Rico, Department of Economic Development and Commerce (“PRIDCO”). The exemption allows NXPROC to obtain tax credits in the amount of fifty percent (50%) of approved applicable research and development expenses of NXPROC on an annual basis. These tax credits can be used to offset current year income taxes, or, if no income tax is due, can be sold to companies operating in Puerto Rico to offset their Puerto Rican income tax. In the case of a sale of the tax credits, the tax credits are typically sold at a discount to the dollar value of the credits.

As of July 23, 2018, the Company has received all government approvals and certifications from PRIDCO and received tax credits in the amount of $732,340, for research and development activity in 2017, which had been posted to Departamento De Hacienda (the Puerto Rican Department of Finance) system and the Company has received $593,195 in net proceeds from the sale of all available tax credits realizing proceeds of 81% of the face value of the tax credits.

Issuances for Services

During the fiscal years 2016 and 2017 the Company has issued an aggregate of 81,383 shares of common stock for certain research and development, legal, corporate structuring, software development, marketing and valuation consulting services rendered by third-party consultants. The foregoing shares were valued at $782,645.

During the six months ended June 30, 2018, the Company issued an aggregate of 8,892 shares of restricted common stock for certain software development, research and development, marketing and valuation services to third-party consultants. The foregoing services were valued at $112,561.

As of June 30, 2018, we had cash on hand of $342,121. Based upon our budgeted burn rate, and along with expected grant funding, we currently have operating capital for approximately two months. The Company has historically relied on equity or debt financing and federal research and development subsidies to finance its ongoing operations.

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

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2018, our disclosure controls and procedures were not effective due to the lack of implementation of disclosure internal controls and procedures across all operating entities as a result of the recent acquisitions of foreign subsidiaries, and the integration of those entities.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2018, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no updates to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as set forth below:

We have a history of losses, and we anticipate that we will continue to incur losses in the future. Our auditors have included in their audit report an explanatory paragraph as to substantial doubt as to our ability to continue as a going concern.

We have experienced net losses since our inception. For the year ended December 31, 2017, our net loss was $2,177,641, compared to a net loss of $802,463 for the year ended December 31, 2016. For the six months ended June 30, 2018 and 2017, our net loss was $1,675,677 and $3,173,938, respectively. As of December 31, 2017, we had an accumulated deficit of $3,743,438. As of June 30, 2018, we had an accumulated deficit of $5,419,115. Our auditors have included in their audit report a “going concern” explanatory paragraph that there is substantial doubt as to our ability to continue as a going concern, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business. We anticipate continuing to incur substantial additional losses over at least the next several years due to, among other factors, expenses related to the following: anticipated research and development activities, investor and public relations, Securities and Exchange Commission (SEC) compliance efforts, and the general and administrative expenses associated with each of these activities. We may never achieve profitability, and, even if we do, we may not be able to sustain being profitable.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming, and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidate, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, but typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development, and may vary among jurisdictions.

We are subject to anti-bribery, anti-corruption, and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act, as well as export control laws, customs laws, sanctions laws, and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures, and legal expenses, which could adversely affect our business, results of operations, and financial condition.

As we grow our international presence and global operations, we will be increasingly exposed to trade and economic sanctions and other restrictions imposed by the United States, the European Union, and other governments and organizations. The U.S. Departments of Justice, Commerce, State, and Treasury, and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the U.S. Foreign Corrupt Practices Act (FCPA), and other federal statutes and regulations, including those established by the Office of Foreign Assets Control (OFAC). Under these laws and regulations, as well as other anti-corruption laws, anti-money laundering laws, export control laws, customs laws, sanctions laws, and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices (including cessation of business activities in sanctioned countries or with sanctioned persons or entities, and modifications to compliance programs) that may increase compliance costs, and may subject us to fines, penalties, and other sanctions. A violation of these laws or regulations would negatively affect our business, financial condition, and results of operations.

We are in the process of implementing policies and procedures designed to ensure compliance by us and our directors, officers, employees, representatives, consultants, and agents with the FCPA, OFAC restrictions, and other export control, anti-corruption, anti-money-laundering, and anti-terrorism laws and regulations. We cannot assure you, however, that our policies and procedures are or will be sufficient, or that directors, officers, employees, representatives, consultants, and agents have not engaged and will not engage in conduct for which we may be held responsible; nor can we assure you that our business partners have not engaged and will not engage in conduct that could materially affect their ability to perform their contractual obligations to us, or even result in our being held liable for such conduct. Violations of the FCPA, OFAC restrictions, or other export control, anti-corruption, anti-money laundering, and anti-terrorism laws or regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a materially adverse effect on our business, financial condition, and results of operations.

Our chief executive officer beneficially owns a significant percentage of our outstanding capital stock, and will have the ability to significantly influence our affairs.

Our chief executive officer, William Rosellini, beneficially owns approximately 56.41 % of our issued and outstanding capital stock, through the holdings of Rosellini Scientific Holdings, LLC (“RSH”), of which he is the sole member and manager. By virtue of his holdings, he may significantly influence, or effectively control, the election of the members of our board of directors, our management, and our affairs, and other corporate transactions (such as mergers, consolidations, or the sale of all or substantially all of our assets) that are submitted to shareholders for approval, and that may not be favorable from our standpoint or that of our other shareholders.

Anti-takeover provisions may impede the acquisition of our Company.

Certain provisions of the Nevada Revised Statutes have anti-takeover effects and may inhibit a non-negotiated merger or other business combination. These provisions are intended to encourage any person interested in acquiring us to negotiate with, and to obtain the approval of, our board of directors in connection with such a transaction. But certain of these provisions may discourage a future acquisition of us, including an acquisition in which the stockholders might otherwise receive a premium for their shares. As a result, stockholders who might desire to participate in such a transaction may not have the opportunity to do so, which could cause our stock price to decline.

Our products may be subject to recalls, even after receiving FDA clearance or approval, which would harm our reputation, business, and financial results.

We will be subject to the medical device reporting regulations, which will require us to report to the FDA if our products may have caused or contributed to a death or serious injury, or have malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to occur. We will also be subject to the correction and removal reporting regulations, which will require us to report to the FDA any field corrections and device recalls or removals that we undertake to reduce a risk to health posed by the device, or to remedy a violation of the Federal Food, Drug and Cosmetic Act (FDCA) caused by the device that may present a risk to health. In addition, the FDA and similar governmental agencies in other countries have the authority to require the recall of our products if there is a reasonable probability that the products would cause serious adverse health consequences or death. A government-mandated or voluntary recall by us could occur as a result of manufacturing defects, labeling deficiencies, packaging defects, or other failures to comply with applicable regulations. Any recall would divert management attention and financial resources and harm our reputation with customers, and could have a materially adverse effect on our financial condition and results of operations.

We are subject to numerous federal and state health care laws and regulations, and failure to comply with such laws and regulations could have an adverse effect on our business and our ability to compete in the marketplace.

There are numerous laws and regulations that govern the means by which companies in the health care industry may market their treatments to health care professionals, and may compete by discounting the prices of their treatments, including, for example, the federal Anti-Kickback Statute, the federal False Claims Act (“FCA”), the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and state law equivalents to these federal laws that are meant to protect against fraud and abuse (as well as analogous laws in foreign countries). Violations of these laws are punishable by criminal and civil sanctions, including but not limited to (in some instances) civil and criminal penalties, damages, fines, and exclusion from participation in federal and state health care programs, including Medicare and Medicaid. In addition, federal and state laws are also sometimes open to interpretation. Accordingly, we could potentially face legal risks if our interpretation differs from those of enforcement authorities. Further, from time to time we may find ourselves at a competitive disadvantage if our interpretation differs from those of our competitors.

Specifically, anti-kickback laws and regulations prohibit any knowing and willful offer, payment, solicitation, or receipt of any form of remuneration (direct or indirect, in case or in kind) in return for the referral, use, ordering, or recommending of the use of a product or service for which payment may be made by Medicare, Medicaid, or other government-sponsored health care programs. We have entered into consulting agreements, research agreements, and product development agreements with physicians, including some who may order our products or make decisions to use them. In addition, some of these physicians own our stock, which they purchased in arm’s-length transactions on terms identical to those offered to non-physicians, or received as stock awards from us as consideration for services performed by them. While these transactions were structured with the intention of complying with all applicable laws, including state anti-referral laws and other applicable anti-kickback laws, it is possible that regulatory or enforcement agencies or courts may in the future view these transactions as prohibited arrangements that must be restructured, or for which we would be subject to other significant civil or criminal penalties. There can be no assurance that regulatory or enforcement authorities will view these arrangements as being in compliance with applicable laws, or that one or more of our employees or agents will not disregard the rules we have established. Because our strategy relies on the involvement of physicians who consult with us on the design of our potential products, perform clinical research on our behalf, or educate the market about the efficacy and uses of our potential products, we could be materially impacted if regulatory or enforcement agencies or courts interpret our financial relationships with physicians who refer or order our potential products to be in violation of applicable laws, and determine that we would be unable to achieve compliance with such applicable laws. This could harm our reputation and the reputations of the physicians we engage to provide services on our behalf. In addition, the cost of noncompliance with these laws could be substantial since we could be subject to monetary fines and civil or criminal penalties. We could also be excluded from federally funded health care programs, including Medicare and Medicaid, for noncompliance. Further, even the costs of defending investigations of noncompliance could be substantial.

Also, the FCA imposes civil liability on any person or entity that submits, or causes the submission of, a false or fraudulent claim to the federal government. Damages under the FCA can be significant and consist of the imposition of fines and penalties. The FCA also allows a private individual or entity (i.e., a whistleblower) with knowledge of past or present fraud against the federal government to sue on behalf of the government, and to be paid a portion of the government’s recovery, which can include both civil penalties and up to three times the amount of the government’s damages (usually the amount reimbursed by federal health care programs). The U.S. Department of Justice (“DOJ”) on behalf of the government takes the position that the marketing and promotional practices of life sciences product manufacturers, including the off-label promotion of products, the provision of inaccurate or misleading reimbursement guidance, or the payment of prohibited kickbacks to doctors or other referral sources may cause the submission of improper claims to federal and state health care entitlement programs such as Medicare and Medicaid by health care providers that use the manufacturer’s products, which results in a violation of the FCA. In certain cases, manufacturers have entered into criminal and civil settlements with the federal government under which they entered into plea agreements, paid substantial monetary amounts, and entered into corporate integrity agreements that require, among other things, substantial reporting and remedial actions going forward.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other health care providers. In addition to federal laws, some states, such as California, Massachusetts, and Vermont, mandate implementation of commercial compliance programs, along with the tracking and reporting of gifts, compensation, and other remuneration to physicians. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a health care company may run afoul of one or more of the requirements.

The scope and enforcement of all of these laws is uncertain, and subject to rapid change, especially in light of the lack of applicable precedent and regulations. There can be no assurance that federal or state regulatory or enforcement authorities will not investigate or challenge our current or future activities under these laws. Any investigation or challenge could have a materially adverse effect on our business, financial condition, and results of operations. Any state or federal regulatory or enforcement review of us, regardless of the outcome, would be costly and time consuming. Additionally, we cannot predict the impact of any changes in these laws, whether these changes are retroactive or will have effect on a going-forward basis only.

Our use of sensitive patient information is subject to complex regulations at multiple levels, and we would be adversely affected if we failed to adequately protect this sensitive information.

We process, maintain, and utilize personal health and other confidential and sensitive data. In particular, we have developed a web and mobile application through which our customers can communicate with physicians and others, which may involve sharing patient identifiable health information. The use and disclosure of such information is regulated at the federal, state, and international levels, and these laws, rules, and regulations are subject to change and increased enforcement activity, such as the audit program implemented by the U.S. Department of Health and Human Services under HIPAA. International laws, rules, and regulations governing the use and disclosure of such information are generally more stringent than in the United States, and they vary from jurisdiction to jurisdiction. Noncompliance with any privacy or security laws or regulations, or any security breach, cyber-attack, or cybersecurity breach, as well as any incident involving the theft, misappropriation, loss, or other unauthorized disclosure of, or access to, sensitive or confidential information, whether by us or by another third party, could require us to expend significant resources to remediate any damage, interrupt our operations, and damage our brand and reputation, and could also result in investigations, regulatory enforcement actions, material fines and penalties, loss of customers, litigation, or other actions that could have a materially adverse effect on our business, brand, reputation, cash flows, and operating results.

Our business depends on provider and patient willingness to entrust us with health-related and other sensitive personal information. Events that negatively affect that trust, including inadequate disclosure of our uses of their information, failure to keep our information technology systems and sensitive information secure from significant attack, theft, damage, loss, or unauthorized disclosure or access, whether as a result of our action or inaction, or that of third parties, could adversely affect our brand, reputation, and revenues, and also expose us to mandatory disclosure to the media, litigation (including class action litigation) and other enforcement proceedings, material fines, penalties and/or remediation costs, and compensatory, special, punitive, and statutory damages, as well as consent orders and/or injunctive relief, any of which could adversely affect our business, cash flows, operating results, or financial position. There can be no assurance that any such failure will not occur—or, if any does occur, that we will detect it, or that it can be sufficiently remediated.

The training required for physicians to use our Viant™ System could reduce the market acceptance of our products.

As with any new method or technique, physicians must undergo a thorough training program before they are qualified to perform the surgery to implant our Viant™ System. Physicians could experience difficulty with the technique necessary to successfully insert the device, and may not achieve the technical competency necessary to complete the training program. Even after successfully completing the training program, physicians could still experience difficulty implanting our Viant™ System, and, as a result, limit its use significantly in their practices, or cease utilizing it altogether.

In addition, we may experience difficulty growing the number of physicians who complete our training program if patient demand is low, if the length of time necessary to train each physician is longer than expected, if the capacity of our sales representatives to train physicians is less than expected, or if we are unable to sufficiently grow our sales organization. All of these events would lead to fewer trained physicians qualified to implant our Viant™ System, which could negatively affect our business, financial condition, and results of operations, and impair our ability to grow our business.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

We or the third parties whom we license intellectual property from may become involved in legal proceedings to protect or enforce our intellectual property rights, which could be expensive and time-consuming.

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

An adverse determination of any litigation or defense proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly, and could put outstanding intellectual property applications at risk of not being granted.

Interference proceedings brought by the United States Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our intellectual property applications. Litigation or interference proceedings may fail, and, even if successful, may result in substantial costs, diversion of resources, and distraction of our management. We or our licensors may not be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as comprehensively as in the United States.

Furthermore, due to the substantial amount of discovery associated with intellectual property litigation, there is a risk that some of our (or our licensors’) confidential information could be compromised by disclosure. In addition, during the course of this litigation, there could be public announcement of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, then it could have a substantial adverse effect on the price of our common stock. We or our licensors may not prevail in any litigation or interference proceeding in which we may be involved in the future. Even if we or our licensors do prevail, such legal proceedings would likely be expensive and time-consuming.

If we are unable to protect the confidentiality of our proprietary information and know-how related to any of our product candidates, our competitive position would be impaired and our business, financial condition, and results of operations could be adversely affected.

Some of our technology, including our knowledge regarding the processing of our product candidates, is unpatented, and is maintained by us as trade secrets. In an effort to protect these trade secrets, the information is restricted to our employees, consultants, collaborators, and advisors on a need-to-know basis only. In addition, we require our employees, consultants, collaborators, and advisors to execute confidentiality agreements upon the commencement of their relationships with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements, however, do not ensure protection against improper use or disclosure of confidential information, and these agreements may be breached. A breach of confidentiality could affect our competitive position. In addition, in some situations, these agreements and other obligations of our employees to assign intellectual property to us may conflict with or be subject to the rights of third parties with whom our employees, consultants, collaborators, or advisors have had previous employment or consulting relationships. Also, others may independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets.

Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. The disclosure of our trade secrets would impair our competitive position, and could have a materially adverse effect on our business, financial condition, and results of operations.

We may become subject to claims of infringement of the intellectual property rights of others, which could prohibit us from developing our treatment, require us to obtain licenses from third parties or to develop non-infringing alternatives, and subject us to substantial monetary damages. We have not obtained and do not intend to obtain any legal opinion with regard to our freedom to practice our technology.

Third parties could assert that our processes, product candidates, or technology infringe upon their patents or other intellectual property rights. Whether a process, product, or technology infringes upon a patent or other intellectual property involves complex legal and factual issues, the determination of which is often uncertain. We cannot be certain that we will not be found to have infringed upon the intellectual property rights of others. Because patent applications may remain unpublished for certain periods of time and may take years to be issued as patents, there may be applications now pending of which we are unaware, and/or that do not currently contain claims of concern but may later result in issued patents that our product candidates, procedures, or processes will infringe upon. There may be existing patents that our product candidates, procedures, or processes infringe upon, of which infringement we are not aware. Third parties could also assert ownership over our intellectual property. Such an ownership claim could cause us to incur significant costs to litigate the ownership issues. If an ownership claim by a third party were upheld as valid, we may be unable to obtain a license from the third party on acceptable terms, to continue to make, use, or sell technology free from claims by that third party of infringement upon the third party’s intellectual property. We have not obtained and do not intend to obtain any legal opinion with regard to our freedom to practice our technology at this time.

If we are unsuccessful in actions we bring against the patents of other parties, and it is determined that we infringe upon the patents of third parties, we may be subject to injunctions, or otherwise prevented from commercializing potential products and/or services in the relevant jurisdiction; or may be required to obtain licenses to those patents, or develop or obtain alternative technologies, any of which could harm our business. Furthermore, if such challenges to our patent rights are not resolved in our favor, we could be delayed or prevented from entering into new collaborations, or from commercializing certain product candidates and/or services, which could adversely affect our business and results of operations.

If we are successful in obtaining patent protection, we may not be able to enforce those patent rights against third parties.

Successful challenge of any future patents, such as through opposition, reexamination, inter partes review, interference, or derivation proceedings could result in a loss of patent rights in the relevant jurisdiction. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

We may not be able to protect our intellectual property in countries outside of the United States.

Intellectual property law outside the United States is uncertain, and, in many countries, is currently undergoing review and revisions. The laws of some countries do not protect patent and other intellectual property rights to the same extent as United States laws. Third parties may challenge our patents in foreign countries by initiating proceedings, including pre- and post-grant oppositions and invalidation proceedings. Developments during opposition or invalidation proceedings in one country may directly or indirectly affect a corresponding patent or patent application in another country in an adverse manner. It may be necessary or useful for us to participate in proceedings to determine the validity of our patents or our competitors’ patents that have been issued in countries other than the United States. This could result in substantial costs, divert our efforts and attention from other aspects of our business, and have a materially adverse effect on our results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We effected a 1-for-14 reverse stock split of our outstanding common stock, or, the “Reverse Stock Split”, on June 25, 2018 and, unless otherwise indicated, all per share amounts set forth herein have been retroactively restated to reflect the Reverse Stock Split.

Set forth below is an enumeration of all securities issued by the Company during the three months ended June 30, 2018 that have not been registered under the Securities Act.

Common Stock Issuances

On April 19, 2018, we issued an aggregate of 7,195 shares of restricted common stock for certain research and development and valuation services provided by third-party consultants. The foregoing shares were valued at $97,721

Common Stock Redemption

On May 22, 2018, the Company redeemed and cancelled 14,286 shares of its common stock from a former director as consideration for the purchase of certain intellectual property.

Options Grants – 2016 Plan

During the three months ended June 30, 2018, the Company granted stock options to purchase a total of 2,679 shares of the Company’s common stock under the 2016 Plan as follows:

(i)	As compensation for service as a director of the Company, the Company granted to Kent J. George non-qualified stock options to purchase a total of 893 shares of the Company’s restricted common stock with an exercise price of $20.00 per share. The options were immediately exercisable at date of issue. The term of the options shall be for four (4) years from the date of issue. The fair value of the option was determined to be $5,778 using the Black-Scholes Option Pricing Model.

(ii)	As compensation for service as a director of the Company, the Company granted to Michael Nietzel non-qualified stock options to purchase a total of 893 shares of the Company’s restricted common stock with an exercise price of $20.00 per share. The options were immediately exercisable at date of issue. The term of the options shall be for four (4) years from the date of issue. The fair value of the option was determined to be $5,778 using the Black-Scholes Option Pricing Model.

(iii)	As compensation for service as a director of the Company, the Company granted to Wes Dittmer a non-qualified stock options to purchase a total of 893 shares of the Company’s restricted common stock with an exercise price of $20.00 per share. The options were immediately exercisable at date of issue. The term of the options shall be for four (4) years from the date of issue. The fair value of the option was determined to be $5,778 using the Black-Scholes Option Pricing Model.

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

Nexeon MedSystems Inc

Dated: August 13, 2018	By:	/s/ William Rosellini
William Rosellini Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2018	By:	/s/ Christopher R. Miller
Christopher R. Miller Chief Financial Officer (Principal Financial and Accounting Officer)

