Form 10-Q
period 2018-09-30
NEXEON MEDSYSTEMS INC
filed 2018-11-19
CIK 1416172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

844-919-9990

(Registrant’s telephone number)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

As of November 19, 2018, the registrant had 1,965,646 shares of common stock, par value $0.001 per share, issued and outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	September 30, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$125,573	$883,962
Accounts receivable	1,709,915	1,877,743
Grants receivable	819,615	804,152
Inventory	2,420,988	2,206,570
Other current assets	106,614	157,621
Total Current Assets	5,182,705	5,930,048

Property, plant and equipment, net	3,449,467	3,569,832
Investments	112,072	112,072
Intangible assets, net	9,833,647	10,739,492
Total Assets	$18,577,891	$20,351,444

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	2,822,693	2,575,399
Accrued liabilities	1,558,501	503,751
Current portion of long-term debt, net of original discount	1,673,667	866,479
Advance grant payments	568,844	935,817
Deferred liabilities	401,478	174,230
Accrued interest	86,088	78,049
Total Current Liabilities	7,111,271	5,133,725

Long-term debt, net of original discount	2,327,666	3,348,730
Total Liabilities	$9,438,937	$8,482,455

Stockholders’ Equity
Common stock - 75,000,000 shares authorized, $.001 par value; 1,965,646 and 1,970,915 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,966	1,971
Additional paid-in capital	15,838,654	15,523,606
Equity instruments to be issued	65,839	65,839
Accumulated deficit	(6,810,662)	(3,743,438)
Accumulated other comprehensive income	43,157	21,011
Total Stockholders’ Equity	9,138,954	11,868,989

Total Liabilities and Stockholders’ Equity	$18,577,891	$20,351,444

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPRENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues	$1,977,629	$1,039,679	$7,666,827	$1,147,288
Cost of revenue	1,384,335	709,373	5,533,173	737,664
Gross profit	593,294	330,306	2,133,654	409,624

Selling, general, and administrative expenses	875,016	651,556	2,724,960	1,817,218
Research and development expenses	674,360	287,229	1,881,198	1,659,560
Depreciation and amortization	363,102	326,792	1,095,075	924,790

(Loss) from operations	(1,319,184)	(935,271)	(3,567,579)	(3,991,944)

Other Income (Expense)
Interest income	—	3,041	—	3,216
Interest income – related party	—	—	—	2,009
Interest expense	(77,873)	(26,792)	(235,869)	(31,762)
Gain on bargain purchase	—	624,211	—	624,211
Loss on stock exchange	—	—	—	(37,788)
Bad debt	—	—	—	(171,946)
Gain on sale of patent	—	—	160,000	—
Foreign exchange loss	—	(89,441)	—	—

Loss before provision (benefit) for taxes	(1,397,057)	(424,252)	(3,643,448)	(3,604,004)
Provision (benefit) for taxes	(5,510)	—	(576,224)	(13,203)

Net (loss)	$(1,391,547)	$(424,252)	$(3,067,224)	$(3,590,801)

Other comprehensive income
Foreign currency translation adjustment	56,704	(81,264)	22,147	5,002

Comprehensive loss	(1,334,843)	(505,516)	(3,045,077)	(3,585,799)

BASIC AND DILUTED PER SHARE DATA:
Net Loss per common share, basic and diluted	$(0.71)	$(0.22)	$(1.56)	$(2.08)
Weighted average common shares outstanding, basic and diluted	1,965,646	1,915,138	1,969,719	1,726,426

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEXEON MEDSYSTEMS INC

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,067,224)	$(3,590,801)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,095,076	924,786
Stock-based compensation	475,043	217,605
Loss on exchange for stock	—	37,788
Gain on sale of patent	(160,000)	—
Bad debt	—	171,946
Gain on bargain purchase	—	(624,211)
Provision for income taxes	—	(13,203)
Non-cash interest	102,850	11,428
Change in operating assets and liabilities:
Accounts receivable	111,726	(436,504)
Grants receivable	20,023	(734,790)
Inventory	(291,940)	(153,562)
Other current asset	49,460	103,858
Accounts payable	328,254	495,987
Accrued liabilities	1,122,339	(103,443)
Advance grant payments	(369,221)	(440,739)
Accrued interest payable	8,039	(2,556)
Deferred liabilities	184,679	340
Net cash (used in) operating activities	(390,896)	(4,136,071)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable – related party	—	(59,027)
Cash paid for acquisitions net of cash acquired	—	(957,182)
Additions to property plant and equipment	(63,083)	(13,920)
Net cash used in investing activities	(63,083)	(1,030,129)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	1,773,288
Proceeds from debt	358,906	1,839,387
Proceeds from related party	—	34,438
Proceeds from grant advance	(656,256)	235,349
Repayment of debt	—	(57,541)
Net cash (used in) financing activities	(297,350)	3,824,921

Effects of exchange rate changes on cash	(7,060)	(18,717)

Net (decrease) in cash and cash equivalents	(758,389)	(1,359,996)
Cash and cash equivalents at beginning of period	883,962	2,124,795
Cash and cash equivalents at end of period	$125,573	$764,799

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest	$122,803	$17,708
Cash paid during period for taxes	3,452	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Redemption of stock for patent sale	$160,000	$—
Original purchase discount on notes		274,266

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

Organization and Operations

Nexeon MedSystems Inc was incorporated in the State of Nevada on December 7, 2015. Nexeon MedSystems Inc is a neuromodulation medical device manufacturing company. As a development-stage enterprise, the Company’s primary purpose is to develop and commercialize its neurostimulation technology platform for the treatment of various disorders via electrical stimulation of tissues associated with the nervous system. The neurostimulation technology platform was acquired through the acquisition of Nexeon MedSystems Belgium, SPRL (“NMB”). During 2016, the Company formed the following wholly owned subsidiaries: Nexeon MedSystems Europe, SARL (“Nexeon Europe”), Nexeon MedSystems Puerto Rico Operating Company Corporation Inc. (“NXPROC”), and Pulsus Medical LLC. Nexeon Europe is the holding company for NXPROC and Nexeon MedSystems Belgium, SPRL (“NMB”). NXPROC is focused on advanced computational biology and deep learning utilization associated with the Internet of Medical Things technology. Pulsus Medical, LLC conducts research and development related to cardiovascular disease technology acquired in its merger with Nexeon MedSystems, Inc., a private Delaware corporation (“NXDE”). On September 1, 2017, through its wholly owned subsidiary Nexeon Europe, the Company completed the acquisition of NMB, along with NMB’s wholly owned subsidiaries Medi-Line, S.A. (“Medi-Line”) and its holding company INGEST, SPRL (“INGEST”), which are incorporated under the laws of Belgium. INGEST is the holding company for Medi-Line. The Company believes Medi-Line provides the medical device manufacturing expertise and experience needed to scale its business.  Medi-Line is a leading global source of innovative medical device solutions, with existing customers that include Fortune 50 companies and neurostimulator companies. On September 27, 2017 Nexeon MedSystems Inc began trading on the OTCQB platform under the symbol “NXNN”.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Nexeon MedSystems Inc and its wholly owned subsidiaries NXPROC, Nexeon Europe, Pulsus Medical, LLC, and NMB as of September 30, 2018 and December 31, 2017, and for the three and nine months ended September 30, 2018 and 2017. The financial statements include the accounts of Medi-Line and INGEST as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and the month of September 2017 for the three and nine months ended September 30, 2017. The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements, and with the instructions for Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements of the Company, and related notes thereto, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2017. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2018, and the results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Inventories

The value of inventories, comprised solely of finished goods, are stated at the lesser of net realizable value or cost, determined using the first-in, first-out (“FIFO”) method. To value inventory, management must estimate excess or obsolete inventory, as well as inventory that is not of saleable quality. This valuation involves an inherent level of risk and uncertainty due to the unpredictability of trends in the industry and customer demand for the Company’s products. In assessing the ultimate realization of inventories, management must make judgments as to future demand requirements, and compare those with the current or committed inventory levels. Reserve requirements generally increase as demand decreases due to market conditions and technological and product life-cycle changes. Write-downs of excess and obsolete inventories were $0 and $0 in the nine months ended September 30, 2018 and 2017, respectively. Future events and variations in valuation methods or assumptions may cause significant fluctuations in this estimate, and could have a material impact on the Company’s results.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share as required by Accounting Standards Codification subtopic 260-10, “Earnings per Share” (“ASC 260-10”). Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. Basic and diluted earnings per share were the same for the three and nine months ended September 30, 2018 and 2017, respectively, as the Company has no dilutive securities.

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

The Company has been awarded grants subsidies for ongoing research and development projects from the National Institutes of Health Department of Health and Human Services, through the Public Service of Wallonia - Department of Technology Development and the Research Programs Department (the Wallonia region is located in South Brussels, in Belgium), the Cancer Prevention and Research Institute of Texas and the Puerto Rico Science, Technology and Research Trust to support our research projects with potential for commercialization. The Company receives the funding in a combination of advance payments at commencement of a project and through reimbursement requests. Invoices for applicable research, and development expenses as expenses are incurred. These grants and subsidies provide non-dilutive funds that do not include a repayment obligation. Participation by the granting agency typically accounts for 50% to 100% of the project costs in grants or subsidies.

The Company recognizes the amounts receivable in regard to the grant contracts at fair value when there is reasonable assurance that the contract amount will be received and that all the conditions of the specific contract will be complied with in order to properly match the reimbursements with the specific expenditures that the specific contract intends to reimburse. The Company recognizes the amounts received in accordance with the contracts as a reduction of research and development expenses over the periods necessary to match the contract on a systematic basis to the costs that it is intended to compensate. The Company records, on the balance sheet, grants receivable (upon meeting the criteria discussed above) until cash is received. Where the Company receives payments in advance, it is recorded as advance grant payments on the balance sheet, and relieved against research and development expense as the associated costs are incurred.

As of September 30, 2018, the Company has $819,615 in grants receivable for project expenses invoiced and to be invoiced, but not yet paid, which have been recorded as a reduction of research and development expense in the accompanying statement of operations, and $568,844 in advance payments received and yet to be expended.

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

During the nine months ended September 30, 2018 and 2017, the Company recognized stock-based compensation expense aggregating $362,482 and $217,605, respectively, for Common stock options issued to Company personnel, directors, and consultants. During the nine months ended September 30, 2018 and 2017, the Company paid stock-based compensation consisting of restricted Common stock to non-employees consultants and issued or recorded as Equity instruments to be issued an aggregate of $112,561 and $0, respectively.

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

Due to RS controlling both the Company and NMB, the acquisition has been recorded as a combination of entities under common control, and the results of NMB for the three and nine months ended September 30, 2018 and 2017 are reported retrospectively on a consolidated basis in the Company’s financial statements.

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

Unaudited Pro Forma Consolidated Results

The following table provides unaudited pro forma results of operations for the three and nine months ended September 30, 2018 and 2017, as if INGEST and Medi-line had been acquired as of January 1, 2017. The pro forma results include the effect of certain purchase accounting adjustments, such as the estimated changes in depreciation and amortization expense on the acquired tangible and intangible assets, and the recognition of grant subsidies. Pro forma results do not include any anticipated cost savings or other effects of the planned integration of INGEST and Medi-Line. Accordingly, such amounts are not necessarily indicative of the results if the acquisition had occurred on the dates indicated, or which may occur in the future.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues	$1,977,629	$1,985,067	$7,666,827	$5,716,007
Net income (loss)	(1,391,547)	(438,503)	(3,067,224)	(3,408,754)
Net income (loss) per common share, basic and diluted	(0.71)	(0.23)	(1.56)	(1.97)

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained operating losses since inception, and has an accumulated deficit of $6,810,662 and a working capital deficit of $1,928,566 at September 30, 2018. In addition, the Company does not have sufficient continuing revenue to cover its future operating expenses. The Company currently has limited liquidity, and has not completed its efforts to establish an additional source of revenues sufficient to cover all of the projected operating costs of the ongoing neurostimulation research and development activities over an extended period of time. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern. The Company will need to seek additional financing for continued operations, but there is no guarantee such financing will be available or on terms favorable to the Company. In the third quarter of 2018, the Company began to consolidate its manufacturing facilities in Niel, Belgium with its Medi-Line operations in Liege, Belgium.  These operations include a facility, equipment, research and development staff, general and administrative.  There is no guarantee these reductions by the Company will alleviate the going concern.

NOTE 5 – LOANS AND LEASES

Loans and leases consist of the following as of September 30, 2018:

Notes Payable

12.00% Senior Secured Convertible Promissory Note:

On August 21, 2017, the Company entered into a securities purchase agreement with Leonite Capital, LLC (“LC”), a Delaware limited liability company, to provide the Company with additional resources to conduct its business. Pursuant to the securities purchase agreement, LC purchased a unit consisting of (i) a note in the principal amount of $1,120,000 at an original issue discount of $120,000, (ii) warrants to purchase 35,716 shares of the Company’s Common stock, and (iii) commitment shares equaling 7,143 shares of the Company’s restricted common stock, valued at $100,000. Interest is at the rate of 12.00% per annum, and the maturity date is 24 months from the date of issue. The note is a senior secured obligation of the Company, with priority over all future indebtedness of the Company. LC shall have the right at any time, at LC’s option, to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the note into fully paid and non-assessable shares of Common stock, or any shares of capital stock, subject to beneficial ownership limitations of a maximum of 4.99% of outstanding Common stock of the Company at time of conversion. The conversion price shall be, at the option of LC, $24.75, subject to a one-time re-pricing 275 days after the closing, or (ii) 80% multiplied by the price per share paid by the investors in a subsequent equity financing. An amount of $274,266 was recorded on the balance sheet as an original discount including a $120,000 original discount, $100,000 in restricted common stock and $54,266 as the fair value of the warrants issued in the transaction. The $274,266 will be expensed as interest expense over the 24-month term of the loan. For the LC loan, $1,120,000 is recorded as Current portion of long-term debt, net of original discount. $(125,705) of the original discount is recorded as Current portion of long-term debt, net of original discount on the balance sheet.

1.27% Secured bank Loan:

On August 29, 2017, Medi-Line entered into a credit contract with CBC Banque SA (“CBC Banque”) in the original amount of approximately $2,036,362 (€1,700,000 EUR). The loan is secured by a mortgage on the Medi-Line manufacturing facility, and carries an interest rate of 1.27% per annum, with a seven-year term having monthly payments of interest and principal of approximately $23,365 (€21,175 EUR). $297,507 of the outstanding balance is recorded as Current portion of long-term debt, net of original discount on the balance sheet, and $1,456,086 is recorded as Long-term debt, net of original discount on the balance sheet.

1.27% Secured Bank Loan:

On August 29, 2017, NMB entered into a credit contract with CBC Banque in the original amount of approximately $329,412 (€275,000 EUR). The loan carries an interest rate of 1.27% per annum, with a seven-year term having monthly payments of interest and principal of approximately $4,103 (€ 3,425 EUR). The loan is secured by the shares of NMB. $14,562 of the outstanding balance is recorded as Current portion of long-term debt, net of original discount portion on the balance sheet, and $285,061 is recorded as Long-term debt, net of original discount on the balance sheet.

0.72% Secured Bank Loan:

On May 7, 2016, Medi-Line entered into a credit contract with CBC Banque in the original amount of approximately $68,781 (€57,420 EUR). The loan carries an interest rate of 0.72% per annum, with a 48-month term having monthly payments of interest and principal of approximately $1,454 (€ 1,214 EUR). The loan is secured by the assets of Medi-Line. Proceeds of the loan were used to acquire manufacturing equipment. The loan is secured by the shares of NMB. $16,745 of the outstanding balance is recorded as Current portion of long-term debt, net of original discount on the balance sheet, and $13,458 is recorded as Long-term debt, net of original discount on the balance sheet.

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

Revolving Credit:

The Company has a revolving credit card with BB&T Financial with an outstanding balance of $12,847 as of September 30, 2018, a credit limit of $60,000, and a current APR of 25.4%; and a revolving credit card with Comerica Bank with an outstanding balance of $11,390 as of September 30, 2018, a credit limit of $11,000, and a current APR of 0%.

Floating Rate Secured Line of Credit:

On February 23, 2018, Medi-Line’s line of credit with CBC Banque was amended to increase the advance amount to €300,000 ($369,561) and to structure the financing as a straight loan with an interest rate of 1.25% above the EURIBOR rate for the period the funds are drawn down. The €300,000 was be available for drawdown through April 30, 2018, at which point the facility was reduced to €200,000, and further reduced €100,000 on May 31, 2018. The security includes a pledge of Medi-Line business assets in the amount of €300,000. The outstanding balance as of September 30, 2018 in the amount of $116,012 is recorded as Current portion of long-term debt, net of original discount on the balance sheet.

Capital Leases

Building Lease:

On December 13, 2005, Medi-Line entered into a capital lease facility for the financing of the manufacturing facility construction in the amount of $3,425,880 (€2,860,000 EUR), with a 15-year term. Quarterly lease payments excluding VAT are $46,730 (€39,202 EUR). The Company has the right to purchase the building at the end of the lease term for three percent (3%) of the original lease amount. $181.239 of the outstanding balance is recorded as Current portion of long-term debt, net of original discount, and $426,448 is recorded as Long-term debt, net of original discount on the balance sheet.

Equipment Lease:

On February 4, 2015, the Company entered into a sale-leaseback transaction with Biotech Coaching S.A. for the sale and lease in the original amount of $131,765 (€110,000 EUR) for medical and clean-room equipment. In March 2015, the Company commenced leasing the equipment, with a 36-month term. Monthly lease payments excluding VAT are $3,824 (€3,192 EUR). The Company has the right to purchase the equipment at the end of the lease term for a residual value of $1,579 (€1,318 EUR). The remaining balance of the lease in the amount of $23,083 is recorded as Current portion of long-term debt, net of original discount on the balance sheet.

Carrying Amount
Long-Term Debt

12.00% Senior Convertible Secured Note, amortization begins 2018, 2019 maturity	1,120,000
1.27% Secured Bank Loan, monthly amortization, 2024 maturity	1,753,593
1.27% Secured Bank Loan, monthly amortization, 2024 maturity	272,623
0.72% Secured Bank Loan, monthly amortization, 2020 maturity	30,203
Floating Rate Secured Line of Credit	116,012
Loan Subsidy, amortization begins 2018, 2032 maturity	179,600
Revolving Credit	24,237
Capitalized Building Lease	607,687
Capitalized Equipment Lease	23,083
Less: Original purchase discount, net of amortization	(125,705)
Total Debt	4,001,333
Less: Current portion of debt, net of original discount current portion	(1,673,667)
Total Long-Term Debt	$2,327,666

KBC Accounts Receivable Discounting Agreement:

Medi-Line has an accounts receivable discounting agreement with KBC Commercial Finance, NV (“KBC ComFin”) for up to 35% of Medi-Line’s customer accounts receivables with no concentration limits per customer. Pursuant to the discounting agreement, Medi-Line will transfer title to KBC ComFin for all receivables that fall under the scope of agreement. The fee for the advance portion of the receivables transferred to KBC ComFin is the two-month LIBOR plus 1.5% on annual basis. As KBC ComFin holds the title to the receivables and assumes the insolvency risk for receivables that are transferred and fall under the scope of the agreement, invoices transferred per the agreement are reduced from Medi-line’s customer accounts receivable upon transfer and recorded to a KBC ComFin accounts receivable sub-account and netted against advances and final payments received per the agreement.

NOTE 6 – INCOME TAXES

The Company is incorporated in the United States of America, and is subject to United States federal taxation. No provisions for United States income taxes have been made, as the Company had no U.S. taxable income for the nine months ended September 30, 2018 and 2017. The effective income tax rate for the Company for the three months ended September 30, 2018 and 2017 were 21% and 34%, respectively. One of our subsidiaries generated income, and as of September 30, 2018 we accrued income tax in the amount of $11,928 according to the Belgian corporate income tax rate and the other operating subsidiaries reported a loss and no tax provision was recorded. Beginning in 2018, the corporate income tax (“CIT”) levied in Belgium has been reduced to an effective rate of 29.58%. No state, region, or municipal income tax is levied.

During nine months ended September 30, 2018, the Company’s holding company subsidiary, NXEU, was assessed annual corporate taxes in the amount of $5,038.

As of September 30, 2018, the Company has approximately $8,485,737 of net operating losses (“NOL”) carryovers to offset taxable income, if any, in future years, which expire in fiscal 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to the NOL period because it is more likely than not that all of the deferred tax assets will not be realized.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017; the transition of U.S international taxation from a worldwide tax system to a territorial system; and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing, but have kept the full valuation allowance. As a result, we have recorded no United States income tax expense in the nine months ended September 30, 2018.

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

On December 27, 2017, NXPROC was granted a tax exemption pursuant to Act number 73-2008 (“ACT 73”) by the Government of Puerto Rico, Department of Economic Development and Commerce (“PRIDCO”). The exemption allows NXPROC to obtain tax credits in the amount of fifty percent (50%) of approved applicable research and development expenses of NXPROC. As of July 23, 2018, the Company has received all government approvals and certifications from PRIDCO and received tax credits in the amount of $732,340, for research and development activity in 2017, which had been posted to Departamento De Hacienda (the Puerto Rican Department of Finance) system and the Company has received $593,195 in net proceeds from the sale of all available tax credits realizing proceeds of 81% of the face value of the tax credits. For the nine months ended September 30, 2018, the Company recorded a benefit to provision for income taxes in the amount of $593,195.

NOTE 7 – PROPERTY PLANT and EQUIPMENT

Property plant and equipment at cost and accumulated depreciation as of September 30, 2018 and December 31, 2017 were:

	Estimated useful lives	September 30, 2018	December 31, 2017
Land		$96,884	$96,884
Capitalized building	39 years	3,017,552	3,017,552
Machinery and equipment	5 to 15 years	739,088	677,734
Total property plant and equipment – gross		3,853,524	3,792,170
Less: accumulated depreciation		(404,057)	(222,338)
Total property plant and equipment – net		$3,449,467	$3,569,832

Property plant and equipment depreciation expense for the nine months ended September 30, 2018 was $186,834, and for the nine months ended September 3, 2017 was $63,413.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets that have finite useful lives are amortized over their estimated useful lives. Intangible assets as of September 30, 2018 and December 31, 2017 are as follows:

	Estimated useful lives	September 30, 2018	December 31, 2017
Intangible assets with definitive lives:
Patents, licenses, and intellectual property	4 to 20 years	$10,363,097	$10,363,097
Fair value of customer relationships at acquisition	10 years	600,000	600,000
Less: accumulated amortization		(2,679,450)	(1,773,605)
Patents, licenses, and intellectual property – net		8,283,647	9,189,492

Intangible assets with indefinite lives:
Fair value of trade secrets and know-how at acquisition		1,550,000	1,550,000

Intangible asset amortization expense for the nine months ended September 30, 2018 was $909,241, and for the nine months ended September 30, 2017 was $861,377.

NOTE 9 — INVENTORIES

Inventory balances as of September 30, 2018 and December 31, 2017 are as follow:

	September 30, 2018	December 31, 2017
Raw materials and supplies	$1,688,415	$1,811,749
Work in process	732,573	334,322
Finished goods	—	60,499
Total inventories	$2,420,988	$2,206,570

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

The neurostimulation segment includes development, manufacturing, and commercialization of neurostimulation technology for the treatment of various neurological disorders through electrical stimulation of neural tissues. Our first commercial application of the platform will be the Viant™ Deep Brain Stimulation System. Operations for the neurostimulation segment are conducted in the United States, Puerto Rico, Belgium, and Germany.

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

An analysis and reconciliation of the Company’s business segments and geographic information to the respective information in the Condensed Consolidated Financial Statements follows. Revenue by geographic area are presented by allocating revenue from external customers based on where the products are shipped or services are rendered:

Revenue by Segment:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Manufacturing	$1,938,908	$816,325	$7,119,557	$816,325
Neurostimulation	5,003	202,362	400,055	292,936
Other	33,718	20,992	147,215	38,027
Consolidated total	$1,977,629	$1,039,679	$7,666,827	$1,147,288

Income (Loss) Before Income Tax by Segment:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Manufacturing	$48,982	$114,720	$223,100	$114,720
Neurostimulation	(1,386,884)	(1,070,982)	(3,892,894)	(4,144,691)
Other (1)	(59,155)	532,010	26,346	425,967
Consolidated total	$(1,397,057)	$(424,252)	$(3,643,448)	$(3,604,004)

(1) Amounts not allocated to segments include interest income (expense) and other income (expense), and amortization of acquisition intangible assets.

Sales by Geographic Area:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Sales Non-domestic locations
United Kingdom	$886,886	$519,364	$3,530,395	$609,938
Belgium	557,079	229,817	2,286,767	229,817
Switzerland	166,674	59,253	563,641	59,253
Netherlands	184,161	85,763	533,329	85,763
Norway	142,470	120,094	487,640	120,094
Rest of world	6,641	4,396	117,840	4,396
Consolidated sales	1,943,911	1,018,687	7,519,612	1,109,261
Other operating revenue	33,718	20,992	147,215	38,027
Consolidated revenue	$1,977,629	$1,039,679	$7,666,827	$1,147,288

Long-Lived Assets:

	September 30,	December 31,
	2018	2017
Manufacturing	$3,422,963	$3,535,516
Neurostimulation	7,774,609	8,643,118
Other	2,085,542	2,130,690
Consolidated total	$13,283,114	$14,309,324

NOTE 11 –EQUITY

We effected a 1-for-14 reverse stock split of our outstanding Common stock, or, the “Reverse Stock Split”, on June 25, 2018 and, unless otherwise indicated, all per share amounts set forth herein have been retroactively restated to reflect the Reverse Stock Split.

The Company issued the following securities during the nine months ended September 30, 2018:

Common Stock Issuances

On March 6, 2018, we issued an aggregate of 1,697 shares of restricted common stock for certain sales and marketing and software consulting services rendered by third-party consultants. The foregoing shares were valued at $14,840. 583 of these shares were issued to Daniel Powell, the Company’s vice president of sales and marketing at the time of issuance. These shares were issued for services provided by Mr. Powell prior to his employment by the Company.

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

Warrants

The Company issued no Warrants for the nine months ended September 30, 2018.

Options Grants – 2016 Plan

The Company may, from time to time, issue certain equity awards pursuant to our 2016 Omnibus Incentive Plan (the “2016 Plan”). The 2016 Plan was adopted by our board of directors on January 2, 2016, and was subsequently approved by our shareholders. On July 8, 2018, the Board of Directors of the Company approved an increase in the number of shares of common stock reserved for issuance pursuant to option grants under the 2016 Plan to 450,000 shares of common stock .

During the nine months ended September 30, 2018, the Company issued stock options to purchase a total of 138,198 shares of the Company’s common stock under the 2016 Plan, with exercise prices ranging from $8.00 to $20.00 per share, and cancelled stock options to purchase a total of 54,898 shares of the Company’s common stock under the 2016 Plan, with exercise prices ranging from $11.00 to $17.50 per share, as follows:

(i)	On February 28, 2018 and as compensation for service to the Company as chief executive officer, the Company granted to William Rosellini an incentive stock option to purchase up to 17,858 shares of the Company’s restricted common stock with an exercise price of $10.64. The option to purchase 8,929 shares of common stock was immediately exercisable, and the option to purchase the remaining 8,929 shares of common stock vests on the anniversary of the grant date. The Company also granted a non-qualified stock option to purchase up to 64,286 shares of common stock with an exercise price of $10.64 per share. The option to purchase 2,679 common shares vests in equal monthly amounts beginning on March 1, 2018. The option to purchase the Company’s common stock expires three (3) years from the date they become exercisable pursuant to the grant vesting schedule. The fair value of the options was determined to be $226,009 using the Black-Scholes Option Pricing Model.

(ii)	On February 28, 2018 and as compensation for service to the Company as president and chief commercial officer, the Company granted to Brian Blischak a non-qualified stock option to purchase up to 4,108 shares of the Company’s restricted common stock with an exercise price of $10.64 per share. The option was immediately exercisable at date of issue. The term of the option shall be for a period of eight (8) years from the date of issue. The fair value of the option was determined to be $12,855 using the Black-Scholes Option Pricing Model.

(iii)	On February 28, 2018 and as compensation for service to the Company as chief financial officer, the Company granted to Christopher Miller a non-qualified stock option to purchase up to 2,143 shares of the Company’s restricted common stock with an exercise price of $10.64 per share. The option was immediately exercisable at date of issue. The term of the option shall be for a period of three (3) years from the date of issue. The fair value of the option was determined to be $6,766 using the Black-Scholes Option Pricing Model.

(iv)	On February 28, 2018 and as compensation for service to the Company as vice president sales and marketing, the Company granted to Daniel Powell an incentive stock option to purchase up to 786 shares of the Company’s restricted common stock with an exercise price of $10.64 per share. The option was immediately exercisable at date of issue. The term of the option shall be for a period of three (3) years from the date of issue. The fair value of the option was determined to be $2,481 using the Black-Scholes Option Pricing Model.

(v)	On February 28, 2018 and as compensation for their service to the Company, the Company granted to non-executive employees incentive stock options to purchase up to 3,301 shares of the Company’s restricted common stock with an exercise price of $10.64 per share. The option to purchase 2,229 shares was immediately exercisable at date of issue, and the option to purchase 1,072 shares of common stock vests in equal monthly amounts beginning on March 1, 2018. The option to purchase the Company’s common stock expires three (3) years from the date they become exercisable pursuant to the grant vesting schedule. The fair value of these options was determined to be $10,420 using the Black-Scholes Option Pricing Model.

(vi)	As compensation for service as a director of the Company, the Company granted to Kent J. George non-qualified stock options to purchase 893 shares of the Company’s restricted common stock on each date of March 31, 2018, June 30, 2018 and September 30, 2018 with exercise prices of $12.11, $20.00, and $8.00 per share respectively. The options were immediately exercisable at date of issue. The term of the options shall be for four (4) years from the date of issue. The fair value of the options granted were determined to be $12,034 using the Black-Scholes Option Pricing Model.

(vii)	As compensation for service as a director of the Company, the Company granted to Michael Neitzel non-qualified stock options to purchase 893 shares of the Company’s restricted common stock on each date of March 31, 2018, June 30, 2018 and September 30, 2018 with exercise prices of $12.11, $20.00, and $8.00 per share respectively. The options were immediately exercisable at date of issue. The term of the options shall be for four (4) years from the date of issue. The fair value of the options granted were determined to be $12,034 using the Black-Scholes Option Pricing Model.

(viii)	As compensation for service as a director of the Company, the Company granted to Wes Dittmer non-qualified stock options to purchase 893 shares of the Company’s restricted common stock common stock on each date of June 30, 2018 and on September 30, 2018 with exercise prices of $20.00 and $8.00 per share respectively. The options were immediately exercisable at date of issue. The term of the options shall be for four (4) years from the date of issue. The term of the options shall be for four (4) years from the date of issue. The fair value of the options granted were determined to be $8,439 using the Black-Scholes Option Pricing Model.

(ix)	On July 22, 2018, the Company granted to a new employee at NXPROC incentive stock options to purchase up to 38,572 shares of the Company’s restricted common stock with an exercise price of $11.00 per share with vesting over 48 months. The term of the option was for a period of four (4) years from the date of vesting. The fair value of the option was determined to be $92,789 using the Black-Scholes Option Pricing Model. Prior to vesting the option to purchase 38,572 shares was cancelled.

(x)	During the three months ended September 30, 2018, incentive stock options to purchase 16,326 shares of the Company’s restricted common stock were cancelled pursuant to the 2016 Plan for employee separations from the Company. The range of exercise prices for these cancelled options ranged from $14.00 to $17.50.

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

The granted options were valued at $383,828 using the Black-Scholes option pricing model, with the following weighted average assumptions:

Risk-free interest rate	2.44%
Expected life	3.48 years
Expected dividends	0.00%
Expected volatility	56.12%
Fair value of the Company’s Common stock	$10.89

Aggregate options expense recognized for the nine months ended September 30, 2018, was $362,482.

As of September 30, 2018, there were 103,822 shares available for grant under the 2016 Plan, excluding the 346,178 options outstanding.

As of September 30, 2018, there were incentive stock options outstanding to purchase an aggregate of 175,266 shares of common stock, and non-qualified options outstanding to purchase an aggregate of 170,912 shares of the Company’s common stock option activity, both within and outside the 2016 Plan, and Warrant activity for the nine months ended September 30, 2018, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding December 31, 2017	262,878	$15.07	82,926	$19.39
Granted	138,198	10.89	—	—
Canceled	(54,898)	12.53	—	—
Expired	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2018	346,178	$13.80	82,926	$19.39
Exercisable at September 30, 2018	210,989	$14.17	82,926	$19.39

The range of exercise prices and remaining weighted average life of the options outstanding at September 30, 2018, were $8.00 to $28.00 and 1.44 to 7.44 years, respectively.

The range of exercise prices and remaining weighted average life of the Warrants outstanding at September 30, 2018, were $8.00 to $28.00 and 1.17 to 3.89 years, respectively.

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

NOTE 12 – 2016 OMNIBUS INCENTIVE PLAN

The 2016 Plan was adopted by our board of directors on January 2, 2016 and was subsequently approved by our shareholders. On July 8, 2018, the Board of Directors of the Company approved an increase in the number of shares of common stock reserved for issuance pursuant to option grants under the 2016 Plan to 450,000 shares of common stock. As of September 30, 2018, options to purchase a total of 346,178 shares of the Company’s common stock were outstanding under the 2016 Plan with the following exercise prices and terms at grant date:

	As of September 30, 2018
	Exercise	Options to		Options to
	Price	Purchase Shares	Term (yrs)	Purchase Shares
	$8.00	2,679	3	193,851
	10.64	92,482	4	66,075
	12.11	1,786	8	86,252
	14.00	185,518
	17.50	57,462
	20.00	2,679
	25.20	1,786
	28.00	1,786
Total Shares		346,178		346,178

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

NOTE 13 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2018, the Company had the following transactions with related parties.

Common stock Issuance

On March 8, 2018, the Company issued 583 shares of the Company’s restricted Common stock to Daniel Powell, the Company’s vice president sales and marketing, for certain sales and marketing consulting services rendered by Mr. Powell prior to his employment by the Company. The foregoing shares were valued at $5,100.

Options Grants – 2016 Plan

On February 28, 2018, the Company issued the following stock options under the 2016 Plan:

(i)	As compensation for service to the Company as chief executive officer, the Company granted to William Rosellini an incentive stock option to purchase up to 17,858 shares of the Company’s restricted common stock with an exercise price of $10.64. The option to purchase 8,929 shares of common stock was immediately exercisable, and the option to purchase the remaining 8,929 shares of common stock vests on the anniversary of the grant date. The Company also granted a non-qualified stock option to purchase up to 64,286 shares of common stock with an exercise price of $10.64 per share. The option to purchase 2,679 common shares vests in equal monthly amounts beginning on March 1, 2018. The option to purchase the Company’s common stock expires three (3) years from the date they become exercisable pursuant to the grant vesting schedule. The fair value of the options was determined to be $226,009 using the Black-Scholes Option Pricing Model.

(ii)	As compensation for service to the Company as chief commercialization officer, the Company granted to Brian Blischak a non-qualified stock option to purchase up to 4,108 shares of the Company’s restricted common stock with an exercise price of $10.64 per share. The option was immediately exercisable at date of issue. The term of the option shall be for a period of eight (8) years from the date of issue. The fair value of the option was determined to be $12,855 using the Black-Scholes Option Pricing Model.

(iii)	As compensation for service to the Company as chief financial officer, the Company granted to Christopher Miller a non-qualified stock option to purchase up to 2,143 shares of the Company’s restricted common stock with an exercise price of $10.64 per share. The option was immediately exercisable at date of issue. The term of the option shall be for a period of three (3) years from the date of issue. The fair value of the option was determined to be $6,766 using the Black-Scholes Option Pricing Model.

(iv)	As compensation for service to the Company as vice president sales and marketing, the Company granted to Daniel Powell an incentive stock option to purchase up to 786 shares of the Company’s restricted common stock with an exercise price of $10.64 per share. The option was immediately exercisable at date of issue. The term of the option shall be for a period of three (3) years from the date of issue. The fair value of the option was determined to be $2,481 using the Black-Scholes Option Pricing Model.

On March 31, 2018, the Company issued the following stock options under the 2016 Plan:

(i)	As compensation for service as a director of the Company, the Company granted to Kent J. George a non-qualified stock option to purchase a total of 893 shares of the Company’s restricted common stock with an exercise price of $12.11 per share. The option was immediately exercisable at date of issue. The term of the option shall be for four (4) years from the date of issue. The fair value of the option was determined to be $3,596 using the Black-Scholes Option Pricing Model.

(ii)	As compensation for service as a director of the Company, the Company granted to Michael Neitzel a non-qualified stock option to purchase a total of 893 shares of the Company’s restricted Common stock with an exercise price of $12.11 per share. The option was immediately exercisable at date of issue. The term of the option shall be for four (4) years from the date of issue. The fair value of the option was determined to be $3,596 using the Black-Scholes Option Pricing Model.

On June 30, 2018, the Company issued the following stock options under the 2016 Plan:

(i)	As compensation for service as a director of the Company, the Company granted to Kent J. George a non-qualified stock option to purchase a total of 893 shares of the Company’s restricted common stock with an exercise price of $20.00 per share. The option was immediately exercisable at date of issue. The term of the option shall be for four (4) years from the date of issue. The fair value of the option was determined to be $5,778 using the Black-Scholes Option Pricing Model.

(ii)	As compensation for service as a director of the Company, the Company granted to Michael Neitzel a non-qualified stock option to purchase a total of 893 shares of the Company’s restricted common stock with an exercise price of $20.00 per share. The option was immediately exercisable at date of issue. The term of the option shall be for four (4) years from the date of issue. The fair value of the option was determined to be $5,778 using the Black-Scholes Option Pricing Model.

(iii)	As compensation for service as a director of the Company, the Company granted to Wes Dittmer a non-qualified stock option to purchase a total of 893 shares of the Company’s restricted common stock with an exercise price of $20.00 per share. The option was immediately exercisable at date of issue. The term of the option shall be for four (4) years from the date of issue. The fair value of the option was determined to be $5,778 using the Black-Scholes Option Pricing Model.

On July 31, 2018 options to purchase 10,040 shares of the of the Company’s restricted common stock granted to Daniel Powell, the vice president of sales and marketing, with an exercise price of $17.50 were cancelled pursuant the employees separation from the Company and the 2016 Plan.

On September 30, 2018, the Company issued the following stock options under the 2016 Plan:

(i)	As compensation for service as a director of the Company, the Company granted to Kent J. George a non-qualified stock option to purchase a total of 893 shares of the Company’s restricted common stock with an exercise price of $8.00 per share. The option was immediately exercisable at date of issue. The term of the option shall be for four (4) years from the date of issue. The fair value of the option was determined to be $2,661 using the Black-Scholes Option Pricing Model.

(ii)	As compensation for service as a director of the Company, the Company granted to Michael Neitzel a non-qualified stock option to purchase a total of 893 shares of the Company’s restricted common stock with an exercise price of $8.00 per share. The option was immediately exercisable at date of issue. The term of the option shall be for four (4) years from the date of issue. The fair value of the option was determined to be $2,661 using the Black-Scholes Option Pricing Model.

(iii)	As compensation for service as a director of the Company, the Company granted to Wes Dittmer a non-qualified stock option to purchase a total of 893 shares of the Company’s restricted common stock with an exercise price of $8.00 per share. The option was immediately exercisable at date of issue. The term of the option shall be for four (4) years from the date of issue. The fair value of the option was determined to be $2,661 using the Black-Scholes Option Pricing Model.

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

NOTE 15 – CONCENTRATION

For the nine months ended September 30, 2018, two of our customers accounted for approximately 51.6% and 26.7% of sales. For the nine months ended September 30, 2017, three of our customers accounted for approximately 39.4%, 25.9%, and 18.2% of sales

For the nine months ended September 30, 2018, the Company purchased approximately 18.5% of its products from one distributor, as compared to the nine months ended September 30, 2017, the Company purchased approximately 12.5% of its products from one distributor.

For the nine months ended September 30, 2018, three of our customers accounted for 50.0%, 22.8%, and 10.5% of accounts receivable, as compared to the nine months ended September 30, 2017, where two of our customers accounted for 45.2% and 10.6% of accounts receivable.

For the three months ended September 30, 2018, two of our customers accounted for approximately 66.0% and 29.7% of sales. For the three months ended September 30, 2017, three of our customers accounted for approximately 42.9%, 19.8%, and 17.5% of sales.

For the three months ended September 30, 2018, the company did not purchase more than 10% of its products from any single distributor, as compared to the three months ended September 30, 2017, the Company purchased approximately 16.7% and 12.0% respectively of its products from two distributors.

NOTE 16 - SUBSEQUENT EVENTS

None.

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

As of September 30, 2018, we had an accumulated deficit of $6,810,662. For the nine months ended September 30, 2018 and 2017, our net loss was $3,067,224 and $3,590,801 respectively.

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

Results of Operations

Consolidated Sales Revenue

For the nine months ended September 30, 2018:

Consolidated revenues increased to $7,666,827. The change in consolidated revenues consisted of the following segmented revenue activity:

	Nine Months Ended September 30,
	2018	2017
Manufacturing	$7,119,557	$816,325
Neurostimulation	400,055	292,936
Other	147,215	38,027
Consolidated total	$7,666,827	$1,147,288

Manufacturing segment: Manufacturing sales were $7,119,557. The prior period comparison for the nine months ended September 30, 2017 includes only one month of sales as the acquisition of Medi-Line occurred on August 30, 2017.

Neurostimulation segment: Neurostimulation sales increased by $107,119 or 36.6% from the nine months ended September 30, 2017. Neurostimulation sales reflect the sale of neurostimulation devices and sub-components for operation of the devices for pre-clinical use to a single customer. The increase for the nine months ended September 30, 2018 over the nine months ended September 30, 2017 is due to scheduled deliveries pursuant to a development, manufacturing and supply agreement with the customer.

Other: The Company’s other operating revenues for the nine months ended September 30, 2018 and 2017 were $147,215 and $38,027, respectively. The increase of 287.1% over the prior nine months was primarily due to the inclusion of Medi-Line other operating income for the nine months ended September 30, 2018. Other operating income consists primarily of Belgian government credits for employing staff in the research and development sector.

For the three months ended September 30, 2018:

	Three Months Ended September 30,
	2018	2017
Manufacturing	$1,938,908	$816,325
Neurostimulation	5,003	202,362
Other	33,718	20,992
Consolidated total	$1,977,629	$1,039,679

Manufacturing segment: Manufacturing sales were $1,938,908. The prior period comparison for the three months ended September 30, 2017 includes only one month of sales as the acquisition of Medi-Line occurred on August 30, 2017.

Neurostimulation segment: Neurostimulation sales decreased by $197,359 as only a small sub-component part sale occurred for three months ended September 30, 2018 and no other deliveries were scheduled pursuant to any development, manufacturing and supply agreement with customers for the quarter.

Other: The Company’s other operating revenues for the three months ended September 30, 2018 and 2017 were $33,718 and $20,992, respectively. The increase of 60.6% over the prior three months was primarily due to the inclusion of Medi-Line other operating income for the three months ended September 30, 2018 and only one month for the three months ended September 30, 2017.

Consolidated Earnings (Loss) Before Provision for Taxes on Income

For the nine months ended September 30, 2018:

Consolidated loss before provision for taxes for the nine months ended September 30, 2018, was $3,643,448, as compared to a loss of $3,604,004 for the nine months ended September 30, 2017.

Income (Loss) Before Tax by Segment:

	Nine Months Ended September 30,		Percent
	2018	2017	Change
Manufacturing	$223,100	$114,720	94.5%
Neurostimulation	(3,892,894)	(4,144,691)	(6.1)
Other (1)	26,346	425,967	(93.8)
Consolidated total	$(3,643,448)	$(3,604,004)	1.09%

(1) Amounts not allocated to segments include interest income (expense) and other income (expense), and amortization of acquisition intangible assets.

Manufacturing segment: Manufacturing segment income before tax as a percent of manufacturing revenues was 3.1%. The prior period comparison for the three months ended September 30, 2017 includes only one month of sales as the acquisition of Medi-Line occurred on August 30, 2017.

Neurostimulation segment: The neurostimulation segment loss before tax as a percent of neurostimulation revenues was (973.1)%. For the nine months ended September 30, 2018 the decrease in loss before tax for the neurostimulation segment was primarily due to $107,119 increase in device sales and a net decrease of $166,468 in combined research and development costs and general and administrative costs for the segment for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

For the three months ended September 30, 2018:

Consolidated loss before provision for taxes for the three months ended September 30, 2018, was $1,397,057, as compared to a loss of $425,252 for the three months ended September 30, 2017.

Income (Loss) Before Tax by Segment:

	Three Months Ended September 30,		Percent
	2018	2017	Change
Manufacturing	$48,982	$114,720	(57.3)%
Neurostimulation	(1,386,884)	(1,070,982)	29.5
Other (1)	(59,155)	532,010	(111.1)
Consolidated total	$(1,397,057)	$(424,252)	(229.30)%

(1) Amounts not allocated to segments include interest income (expense) and other income (expense), and amortization of acquisition intangible assets.

Manufacturing segment: Manufacturing segment income before tax as a percent of manufacturing revenues was 2.5%. The prior period comparison for the three months ended September 30, 2017 includes only one month of sales as the acquisition of Medi-Line occurred on August 30, 2017.

Neurostimulation segment: For the three months ended September 30, 2018 the increase in loss before tax for the neurostimulation segment was primarily due to no device sales, only component parts sales, for the three months ended September 30, 2018 compared to $202,362 in device sales for the three months ended September 30, 2017.

Cost of Revenue, Research and Development Expense, and Selling, General, and Administrative Expense

For the nine months ended September 30, 2018:

Cost of revenue, research and development expense, and selling, general, and administrative expense as a percentage of revenue were as follows:

	Nine Months Ended September 30,
	2018	% Rev	2017	% Rev
Cost of product sold	$5,533,173	72.2%	$737,664	64.3%
Research and development expenses	1,881,198	24.5	1,659,560	144.7
Selling, general, and administrative expenses	2,724,960	35.5%	1,817,218	158.4%

Cost of revenue: Consolidated costs of revenue increased to 72.2% of revenue from 64.3% for the nine months ended September 30, 2018. The increase was driven by the addition of Medi-Line’s manufacturing activity for the nine months ended September 30, 2018 compared to one month of activity for Medi-Line for the nine months ended September 30, 2017.

Research and development expenses: Consolidated research and development expenses decreased $221,638 to 24.5% of revenue from 144.7% for the nine months ended September 30, 2017. The net decrease reflects the addition of research and development activity at Medi-Line and an increase in applicable grant related activity recorded as a reduction to research and development expense.

Selling, general, and administrative expenses increased $907,742 and decreased to 35.5% of revenue from 158.4% for the nine months ended September 30, 2017. The net increase was driven by the addition of the Medi-Line activity for the nine months ended September 30, 2018 compared to one month of activity for Medi-Line for the nine months ended September 30, 2017.

For the three months ended September 30, 2018:

Cost of revenue, research and development expense, and selling, general, and administrative expense as a percentage of revenue were as follows:

	Three Months Ended September 30,
	2018	% Rev	2017	% Rev
Cost of product sold	$1,384,335	70.0%	$709,373	68.2%
Research and development expenses	674,360	34.1	287,229	27.6
Selling, general, and administrative expenses	875,016	44.2%	651,556	62.7%

Cost of revenue: Consolidated costs of revenue increased to 70% of revenue from 68.2% for the three months ended September 30, 2017. The increase was driven by the addition of Medi-Line’s manufacturing activity and product mix for sales at Medi-Line for the three months ended September 30, 2018.

Research and development expenses: Consolidated research and development expenses increased $387,131 and decreased to 34.1% of revenue from 27.6% for the three months ended September 30, 2017. The net increase reflects the reduction of research and development credited to grants and the addition of research and development activity at Medi-Line and the percentage decrease reflects the addition of Medi-Line revenues.

Selling, general, and administrative expenses increased $223,460 and decreased to 44.2% of revenue from 62.7% for the three months ended September 30, 2017. The net increase was driven by the addition of the Medi-Line activity for the three months ended September 30, 2018 compared to one month of activity for Medi-Line for the three months ended September 30, 2017.

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

The Company has been awarded multiple grants and subsidies for its research and development activities, and receives these funds as advance payments and reimbursements for applicable project expenses. The Company recognizes the amounts received in accordance with the contracts as a reduction of research and development expenses over the periods necessary to match the contract on a systematic basis to the costs that it is intended to compensate. The Company records, on the balance sheet, grants receivable (upon meeting the criteria discussed above) until cash is received. For the nine months ended September 30, 2018 and 2017, the Company has recorded a credit to research and development expense in the amount of $1,054,765 and $1,631,034 respectively, related to these grants and subsidies.

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

For the nine months ended September 30, 2018 and 2017, the Company’s depreciation expenses were $186,834 and $63,413, respectively. For the nine months ended September 30, 2018 and 2017, the Company’s amortization expenses were $908,241 and $861,377, respectively.

For the three months ended September 30, 2018 and 2017, the Company’s depreciation expenses were $61,021 and $38,112, respectively. For the three months ended September 30, 2018 and 2017, the Company’s amortization expenses were $302,081 and $288,680, respectively.

Interest Income (Expense)

For the three and nine months ended September 30, 2018, the Company’s interest expense was $77,873 and $235,869 respectively and for the three and nine months ended September 30, 2017, interest expense, net of interest income, was $26,537 and $23,751, respectively. Interest expense includes interest on bank loans and credit facilities, interest on leasing, interest on convertible debt, interest on shareholder notes, and non-cash amortizing interest for the original discount of convertible debt in the amount of $33,876 and $97,639 for the three and nine months ended September 30, 2018.

Other Income (Expense)

For the three and nine months ended September 30, 2018 the Company recorded other expense, net of other income, in the amount of $77,873 and $75,869, respectively. On May 22, 2018 the Company redeemed and cancelled 14,286 shares of its common stock from a former director as consideration for the purchase of certain intellectual property. These shares were valued at $160,000 and recorded as gain on disposition of patent. For the three and nine months ended September 30, 2017, the Company recorded other income, net of other expense, in the amount of $511,019 and $387,940, respectively. In the second quarter of 2017, the Company recorded a charge for the write-off of a loan in the amount of $171,946 and in the first quarter of 2017 recorded a charge of $37,788 for the exchange of stock held for investment and in the third quarter of 2017 the Company recorded a gain on bargain purchase for the acquisition of INGEST and Medi-Line in the amount of $624,211.

Provision for Income Taxes

For the nine months ended September 30, 2018, the Company recorded a provision for Belgian corporate income taxes in the amount of $11,928 based on the taxable income for Medi-Line. The Company’s holding company subsidiary, NXEU, was assessed annual corporate taxes in the amount of $5,038 during three months ended September 30, 2018. For the nine months ended September 30, 2017 the Company recorded a benefit to provision for income tax in the amount of $13,203.

On December 27, 2017, NXPROC was granted a tax exemption pursuant to Act number 73-2008 (“ACT 73”) by the Government of Puerto Rico, Department of Economic Development and Commerce (“PRIDCO”). The exemption allows NXPROC to obtain tax credits in the amount of fifty percent (50%) of approved applicable research and development expenses of NXPROC. As of July 23, 2018, the Company has received all government approvals and certifications from PRIDCO and received tax credits in the amount of $732,340, for research and development activity in 2017, which had been posted to Departamento De Hacienda (the Puerto Rican Department of Finance) system and the Company has received $593,195 in net proceeds from the sale of all available tax credits realizing proceeds of 81% of the face value of the tax credits. For the nine months ended September 30, 2018, the Company recorded a benefit to provision for income taxes in the amount of $593,195.

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

2017 Private Placement & Common Stock Sale

On July 20, 2017, the Company closed on a private placement, pursuant to which it received $1,165,000 from the sale and issuance of 66,580 shares of restricted common stock. The shares of common stock were offered at $17.50 per share. In addition, on October 9, 2017, the Company issued 10,715 shares of restricted common stock pursuant to a common stock purchase agreement. The purchase price was $14.00 per share and the Company received $150,000.

Research and Development Grants

Our wholly owned subsidiary Pulsus Medical, LLC was awarded $751,000 of federal research grants applicable to Pulsus Medical, LLC’s products, and these funds became available to the Company beginning in the quarter ended September 30, 2017. The Company has been awarded a grant by the Cancer Prevention and Research Institute of Texas, which was approved in the amount of $392,156 and received $324,841 in December 2017 and $67,315 in January 2018.

NMB has been awarded subsidies from the Public Service of Wallonia - Department of Technology Development and the Research Programs Department. As of September 30, 2018, NMB currently has a total of $491,488, in remaining awarded funds to be received, including a $361,466 recorded as current accounts receivable and $130,042 to be reimbursed for future expenses for current projects. NMB has received approval for a grant application from the Public Service of Wallonia in the amount of $1,263,898. This grant funded research and development project is expected to commence in first quarter of 2019.

Medi-Line has been awarded subsidies from the Public Service of Wallonia - Department of Technology Development and the Research Programs Department. As of September 30, 2018, Medi-Line currently has a total of $761,839 in remaining awarded funds to be received, including a $266,320 recorded as current accounts receivable and $495,519 to be reimbursed for future expenses for current projects. Medi-Line has received approval for a grant application from the Public Service of Wallonia in the amount of $737,635. This grant funded research and development project is expected to commence in first quarter of 2019.

The Company has received a notice of award from the National Institute of Neurological Disorders and Stroke (NINDS) for the phase I portion in the amount of $838,241 for funding of an U44 Cooperative Agreement Award (U44NS108148) under the BRAIN Initiative. The award provides more than $1,554,475 through phase I and phase II of the project to support the development and clinical evaluation of a software tool to improve DBS programming through multi-modal mapping of disease-related neural signals, images/models, and device data. The project budget period began on September 30, 2018. The Puerto Rico Science, Technology, and Research Trust has awarded $100,000 in matching funds to support the first phase of the project.

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

Issuances for Services

During the fiscal years 2016 and 2017 the Company has issued an aggregate of 81,369 shares of common stock for certain research and development, legal, corporate structuring, software development, marketing and valuation consulting services rendered by third-party consultants. The foregoing shares were valued at $782,645.

During the nine months ended September 30, 2018, the Company issued an aggregate of 8,892 shares of restricted common stock for certain software development, research and development, marketing and valuation services to third-party consultants. The foregoing services were valued at $112,561.

As of September 30, 2018, we had cash on hand of $125,573. Based upon our budgeted burn rate, and along with expected grant funding, we currently have operating capital for approximately 2 months. The Company has historically relied on equity or debt financing and federal research and development subsidies to finance its ongoing operations.

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

Continued Operations

Until such time, if ever, as we can generate substantial revenues to cover the development and commercialization of our neurostimulation technology platform, we anticipate that we will need to finance our cash needs through a combination of future debt and equity financing, as well as expected non-dilutive research grant awards. Besides certain grant awards, as described above, we do not have any committed external source of funds. To the extent that we secure additional capital through the sale of equity securities or convertible debt, the ownership interest of our stockholders may be diluted, and the terms of any such securities we issue may include liquidation or other preferences that adversely affect the rights of common stockholders. In cases where we secure certain debt financing, if any such is available, we may become subject to certain covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, or declaring dividends. In the event we are unable to secure needed financing, or are unable to secure such financing on terms we find favorable, we may be forced to delay, limit, or terminate product development and/or future commercialization of the same.

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

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2018, our disclosure controls and procedures were not effective due to the lack of implementation of disclosure internal controls and procedures across all operating entities as a result of the recent acquisitions of foreign subsidiaries, and the integration of those entities.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2018, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 10, 2018, the Company received a petition and request for disclosure filed in the District Court of Dallas County, Texas naming Mr. Brian Blischak as the plaintiff and Nexeon MedSystems Inc as the defendant. The petition states Nexeon MedSystems Inc hired Mr. Blischak in December of 2016 as President and Chief Commercial Officer. Pursuant to the Employment Agreement between Mr. Blischak and Nexeon MedSystems Inc, Nexeon MedSystems Inc was required to pay Mr. Blischak salary and bonuses in exchange for Mr. Blischak’s performance as a corporate executive. Mr. Blischak seeks monetary relief in the amount of $376,985 for unpaid amounts pursuant to Mr. Blishcak’s employment agreement with Nexeon MedSystems Inc. Mr. Blishcak resigned his position as President and Chief Commercial Officer on November 1, 2018.

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

We have experienced net losses since our inception. For the year ended December 31, 2017, our net loss was $2,177,641, compared to a net loss of $802,463 for the year ended December 31, 2016. For the nine months ended September 30, 2018 and 2017, our net loss was $3,067,224 and $3,590,801, respectively. As of December 31, 2017, we had an accumulated deficit of $3,743,438. As of September 30, 2018, we had an accumulated deficit of $6,810,662. Our auditors have included in their audit report a “going concern” explanatory paragraph that there is substantial doubt as to our ability to continue as a going concern, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business. We anticipate continuing to incur substantial additional losses over at least the next several years due to, among other factors, expenses related to the following: anticipated research and development activities, investor and public relations, Securities and Exchange Commission (SEC) compliance efforts, and the general and administrative expenses associated with each of these activities. We may never achieve profitability, and, even if we do, we may not be able to sustain being profitable.

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

Our chief executive officer, William Rosellini, beneficially owns approximately 34.14% of our issued and outstanding capital stock, through the holdings of Rosellini Scientific Holdings, LLC (“RSH”), of which he is the sole member and manager. By virtue of his holdings, he may significantly influence, or effectively control, the election of the members of our board of directors, our management, and our affairs, and other corporate transactions (such as mergers, consolidations, or the sale of all or substantially all of our assets) that are submitted to shareholders for approval, and that may not be favorable from our standpoint or that of our other shareholders.

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

Set forth below is an enumeration of all securities issued by the Company during the three months ended September 30, 2018 that have not been registered under the Securities Act.

Common Stock Issuances

The Company issued no common stock for the three months ended September 30, 2018.

Options Grants – 2016 Plan

During the three months ended September 30, 2018, the Company issued stock options to purchase a total of 41,251 shares of the Company’s common stock and cancelled stock options to purchase a total of 66,247 shares of the Company’s common stock under the 2016 Plan as follows:

(iv)	As compensation for service as a director of the Company, the Company granted to Kent J. George a non-qualified stock option to purchase a total of 893 shares of the Company’s restricted common stock with an exercise price of $8.00 per share. The option was immediately exercisable at date of issue. The term of the option shall be for four (4) years from the date of issue. The fair value of the option was determined to be $2,661 using the Black-Scholes Option Pricing Model.

(v)	As compensation for service as a director of the Company, the Company granted to Michael Neitzel a non-qualified stock option to purchase a total of 893 shares of the Company’s restricted common stock with an exercise price of $8.00 per share. The option was immediately exercisable at date of issue. The term of the option shall be for four (4) years from the date of issue. The fair value of the option was determined to be $2,661 using the Black-Scholes Option Pricing Model.

(vi)	As compensation for service as a director of the Company, the Company granted to Wes Dittmer a non-qualified stock option to purchase a total of 893 shares of the Company’s restricted common stock with an exercise price of $8.00 per share. The option was immediately exercisable at date of issue. The term of the option shall be for four (4) years from the date of issue. The fair value of the option was determined to be $2,661 using the Black-Scholes Option Pricing Model.

(xi)	On July 22, 2018, the Company granted to a new employee at NXPROC incentive stock options to purchase up to 38,572 shares of the Company’s restricted common stock with an exercise price of $11.00 per share with vesting over 48 months. The term of the option was for a period of four (4) years from the date of vesting. The fair value of the option was determined to be $92,789 using the Black-Scholes Option Pricing Model. Prior to vesting the option to purchase 38,572 shares was cancelled.

(xii)	During the three months ended September 30, 2018, incentive stock options to purchase 16,326 shares of the Company’s restricted common stock were cancelled pursuant to the 2016 Plan for employee separations from the Company. The range of exercise prices for these cancelled options ranged from $14.00 to $17.50.

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

Nexeon MedSystems Inc

Dated: November 19, 2018	By:	/s/ William Rosellini
William Rosellini Chief Executive Officer (Principal Executive Officer)

Dated: November 19, 2018	By:	/s/ Christopher R. Miller
Christopher R. Miller Chief Financial Officer (Principal Financial and Accounting Officer)